Form 10-Q
period 1995-06-30
NORTHLAND CRANBERRIES INC /WI/
filed 1995-08-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1995

                                       OR

   /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                               39-1583759
        (State or other jurisdiction of              I.R.S. Employer
        Incorporation or organization)               Identification No.)

                             800 First Avenue South
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin  54495-8020
                    (Address of principal executive offices)

   Registrant's telephone number, including area code (715) 424-4444

   Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X     No _____

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a Court.     Yes ____  No _____

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class A Common Stock               July 31, 1995                 4,010,613
   Class B Common Stock               July 31, 1995                   318,101

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX


                                                                         Page

   PART I.        FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets  . . . . . . . . .  3

                  Condensed Consolidated Statements of Operations  . . . .  4

                  Condensed Consolidated Statements of Cash Flows  . . . .  5

                  Notes to Condensed Consolidated Financial Statements   .  6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . .  7

   PART II.       OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . 10

   SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

   ASSETS

                                            (Unaudited)
                                          JUNE 30, 1995   MARCH 31, 1995
    Current assets:
         Cash and cash equivalents     $           174  $          223
         Accounts and notes
              receivable                         1,510           1,855
         Investments                             1,260           1,260
         Inventories                               834             853
         Deferred costs of growing
              crop                               4,854              --
         Other                                     662           1,249
         Deferred income taxes                   1,306           1,306
                                              --------        --------
              Total current assets       $      10,600           6,746
                                              --------        --------


    Property and equipment - at cost           116,439         108,649
         Less accumulated
              depreciation                      14,234          13,458
                                             ---------        --------
              Net property and
                   equipment                   102,205          95,191

    Investments                                  2,519           2,519
    Leasehold interests, net                     1,381           1,421
    Other                                        2,210           1,868
                                             ---------        --------

    Total assets                        $      118,915   $     107,745
                                             =========       =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
         Accounts payable               $        1,599    $      1,982
         Accrued liabilities                     3,045           2,384

         Current portion of long-term
              obligations                       24,037           5,802
                                             ---------        --------
              Total current
                   liabilities                  28,681          10,168

    Long-term obligations                       48,867          55,793
    Deferred income taxes                        7,205           7,157
                                              --------        --------
              Total liabilities                 84,753          73,118
                                              --------        --------
    Shareholders' equity:
         Common stock - Class A                     40              40
         Common stock - Class B                      3               3
         Additional paid-in capital             28,908          28,908

         Retained earnings                       5,211           5,676
                                             ---------       ---------
              Total shareholders'
              equity                            34,162          34,627
                                             ---------       ---------
    Total liabilities and
         shareholders' equity              $   118,915     $   107,745
                                            ==========     ===========

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                  For the 3 months ended JUNE 30,
                                       1995            1994
    Revenues                        $       683    $      1,120
    Cost of sales                           668           1,059
                                       --------       ---------
    Gross profit                             15              61
    Cost and expenses:

         Selling, general and
              administrative                929             732
         Interest                         1,041             681
                                      ---------       ---------
              Total costs and
                   expenses               1,970           1,413
                                      ---------       ---------
    Loss before income taxes and
         cumulative effect of
         change in accounting
         method                          (1,955)         (1,352)
    Income taxes                           (758)           (527)
                                        -------        --------
    Loss before cumulative effect
         of change in accounting
         method                          (1,197)           (825)
    Cumulative effect of change in
         accounting method (net of
         taxes of $806,000)               1,249              --
                                      ---------       ---------
    Net income (loss)                $       52      $     (825)
                                      =========        ========

    Net loss per common share
         (based on 4,462,977 and
         4,425,027 weighted
         average common shares
         outstanding,
         respectively):
         Loss before cumulative
              effect of change in
              accounting method           (0.27)    $     (0.19)
         Cumulative effect of
              change in accounting
              method                       0.28          --
                                         ------        --------
    Net income (loss) per common
         share                      $      0.01     $     (0.19)
                                        -------        --------

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                      For the 3 months ended JUNE 30,

                                              1995         1994
    Cash flows from operating
         activities:
     Net income (loss)                    $       52   $      (825)
     Cumulative effect of change in
         accounting method                    (1,249)           --
      Adjustments to reconcile net income
        to net cash provided by (used
        for) operating activities:
        Depreciation and amortization            806           663
        Changes in assets and
         liabilities:
         Receivables and other current
              assets                             932          (267)
         Inventories                              19           (78)
         Accounts payable and accrued
              liabilities                         62         1,004
         Deferred income tax benefit              48          (588)

         Deferred costs of growing crop       (3,605)       (1,577)
                                            ---------     ---------
      Net cash provided by (used for)
           operating activities               (2,935)       (1,668)
                                            ---------      --------

    Investing activities:

      Acquisitions of cranberry
        operations                            (4,440)            --
      Property and equipment additions,
        net                                   (3,311)       (2,421)
      Other                                      (47)           (1)
                                            ---------      --------
      Net cash used for investing
         activities                           (7,798)       (2,422)
                                            ---------      --------
    Financing activities:
      Increase in debt                        11,309         3,869
      Dividends paid                            (301)         (296)
      Exercise of stock options                    --           43
      Other                                     (324)            --
                                           ----------      --------

      Net cash provided by financing
         activities                            10,684         3,616
                                           ----------      --------
    Net decrease in cash and cash
         equivalents                             (49)         (474)

    Cash and cash equivalents:
      Beginning of period                        223           650
                                           ---------     ---------
      End of period                       $      174   $       176
                                           =========     =========
    Supplemental disclosures of cash
      flow information:
      Cash paid for:
        Interest (net of amount
         capitalized)                     $      794   $        87
                                           =========     =========

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.   BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and its results of operations and its cash flows for the three months ended June 30, 1995 and 1994. The consolidated balance sheet as of March 31, 1995 has been taken from the audited financial statements of that date.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

   NOTE 2.   CHANGE IN ACCOUNTING METHOD

             Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not previously been adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management of the Company believes is its natural crop year. Historically the Company had deferred certain crop costs based on a crop year of April 1 through October 31. This change resulted in an increase in net income for the three months ended June 30, 1995 of $1,249,000 (net of income taxes of $806,000) reflecting the cumulative effect of this change for periods prior to April 1, 1995. The pro forma effects for the three months ended June 30, 1994, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the reported net loss by $291,000 or $0.07 per share.

   NOTE 3.   CHANGE IN FISCAL YEAR

             In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company is changing its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the anticipated new annual business cycle expected to result from the implementation of its strategy. Also, the change in fiscal year end should best match the cost and expenses associated with growing each year's crop with the expected revenues to be generated from the anticipated sales of the consumer products produced from such crop. As a result of the changing fiscal year end, the Company will report its results of operations and financial condition for its interim quarter ending on June 30, 1995 and for the five-month interim transitional period ending on August 31, 1995. After August 31, 1995, the Company will report its results of operations and financial condition for the fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fiscal year ending on August 31.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations


             The Company is in the process of changing its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the expected new annual business cycle resulting from the implementation of its current business strategy of beginning to market and sell value-added cranberry juice, sauce and other processed consumer cranberry products. As a result, the Company is reporting its results of operations and financial condition for its interim transitional quarter ended June 30, 1995. The Company will next report its results of operations and financial condition for its five-month transitional period ending on August 31, 1995. Consistent with the extreme seasonality of the Company's current business, the Company expects to report a net loss from operations for such transitional period. After August 31, 1995, the Company will report its results of operations and financial condition for the respective fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year end ending on August 31.

             The components of the Company's revenues for the interim transitional three-month period ended June 30, 1995 compared to the same period in the prior fiscal year are summarized below:

                                Three months ended June 30,
                                  1995              1994
    Vine sales  . . . . . .        $   92,000     $  712,000
    Fertilizer and chemical
         sales  . . . . . .           527,000        250,000
    Other income  . . . . .            64,000        158,000
                                     --------      ---------

         Total revenues   .        $  683,000     $1,120,000
                                     ========      =========

             The $437,000, or 39%, decrease in revenues for the three months ended June 30, 1995 was due to the anticipated reduced volume in vine sales caused principally by current regulatory restrictions on the further development of wetlands for cranberry cultivation. The increase in fertilizer and chemical sales did not impact the Company's net loss for the interim transitional period. The Company does not expect fertilizer and chemical sales in future periods to substantially exceed the sales levels recognized in the prior year's comparable period.

             Cost of sales decreased $391,000, or 37%, to $668,000 in the three months ended June 30, 1995 from $1,059,000 during the same period in fiscal 1995. As a result of the Company's change in accounting method, as described below, this comparison is not considered particularly meaningful or informative. See Note 2 of Notes to Condensed Consolidated Financial Statements.

             Selling, general and administrative expense was $929,000 in the three-month interim transitional period, a 27% increase from $732,000 during the same period in the prior fiscal year. The increase was due primarily to costs associated with the Company's growth in productive acreage and the Company's preparation to enter the branded juice market. Interim transitional period interest expense was $1,041,000, a 53% increase over interest expense of $681,000 during the same three-month period in fiscal 1995. The significant increase in interest expense was due to increased debt levels primarily as a result of financing the Company's September 1994 cranberry marsh acquisitions and the June 1995 purchase of the previously leased Hanson marshes.

             For the three-month period ended June 30, 1995, the Company recognized net income of $52,000, or $0.01 per share, after the cumulative effect of a change in accounting method. The accounting method change reflects the Company's deferral of costs related to the growing of its crop until the end of the fiscal year and the inclusion of those deferred costs as part of the inventory cost of the cranberries harvested in October and November. This method is intended to best reflect the actual cost of the Company's inventory of grown and harvested cranberries. As anticipated, prior to the change in the accounting method, the Company reported a net loss for the period of $1.2 million, or $0.27 per share. During the comparable period last year, the Company reported a loss of $825,000, or $0.19 per share. Due to the highly seasonal nature of the Company's current business, the Company has always recognized a net loss during this quarter because operating costs and other expenses are incurred without significant offsetting revenues from the sale of its fruit. Virtually all of the Company's income has historically been recognized in the quarter following the harvest of its crop.

   Financial Condition

             The Company's current ratio was 0.37 to 1 at June 30, 1995, compared to 0.67 to 1 at March 31, 1995. The lower comparative current ratio at June 30, 1995 was due to $18 million of short-term borrowing then outstanding which was incurred to fund the Company's September 1994 Yellow River marsh acquisitions and the Company's June 7, 1995 exercise of its option to purchase its leased Hanson Division marsh. The Company has retired the $18 million in short-term borrowing with part of the $26.5 million in net proceeds from its public stock offering which closed on August 14, 1995. As a result of the extreme seasonality of its current business, the Company does not believe that its current ratio or its underlying stated working capital at June 30, 1995 is a meaningful indication of the Company's liquidity. The Company has historically recorded virtually all of its revenue and resulting accounts receivable in the fall of each year when its crop is harvested and received full payment for its harvested crop prior to the following March 31, with the resulting cash received from such payments used to reduce indebtedness. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements through its growing season.

             The Company's total debt (including current portion) was $72.9 million at June 30, 1995 for a total debt-to-equity ratio of 2.1 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.8 to 1 at March 31, 1995. The $11.3 million increase in debt was the result of financing $4.4 million for the Company's June 7, 1995 exercise of its option to purchase its leased Hanson Division marsh, financing $3.3 million for property and equipment additions, and funding operating activities during the quarter. The Company closed its public offering and sale of 2,000,000 Class A shares on August 14, 1995 and received net proceeds of approximately $26.5 million. As indicated above, $18 million of such net proceeds were used to repay the principal and accrued interest outstanding under the Company's acquisition credit facility. The remainder of the net proceeds was used to reduce outstanding amounts under the Company's revolving line of credit facility. Giving effect to completion of the stock offering and the application of the net proceeds thereof, the Company's debt-to-equity ratio at June 30, 1995 would have been 0.8 to 1. The underwriters for the Company's stock offering have a 30-day option to purchase up to 300,000 additional Class A shares at $13.465 per share to cover over-allotments, if any. If the over-allotment option is exercised in full, the Company would receive additional net proceeds of approximately $4 million. Any such additional net proceeds would be used to reduce outstanding amounts under the Company's line of credit facility.

             First quarter property and equipment additions included (i) $1.9 million for fixed asset additions and upgrades; (ii) $608,000 to cultivate and maintain 390 pre-productive acres; (iii) $509,000 to improve the Company's fresh fruit handling facilities; and (iv) $277,000 to begin construction of the Company's concentrate manufacturing facility. Total cost of the concentrate manufacturing facility is estimated at $4.5 million, with completion scheduled for May 1996. During the three-month period ended June 30, 1995, the Company entered into multi-year contracts to purchase up to approximately 50,000-75,000 barrels of cranberries annually from other independent growers, beginning in the fall of 1995. The Company is attempting to enter into additional crop purchase contracts. Ten dollars of the per barrel purchase price under such contracts will be payable in Northland stock, with the remainder in cash.

                           PART II - OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

        a.   Exhibits.

             Exhibit 27 - Financial Data Schedule

        b.   Reports on Form 8-K.

             On June 30, 1995, the Company filed a Form 8-K report, dated June 21, 1995, with the Securities and Exchange Commission to report under Item 8 of such report the Company's change in fiscal year.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Accounting Officer thereunto duly authorized.

                                      NORTHLAND CRANBERRIES, INC.



   Date:     August 14, 1995          By:  /s/ John Pazurek
                                           John Pazurek
                                      Vice President - Finance, Treasurer,
                                      and Chief Accounting Officer

                            EXHIBIT INDEX


 Exhibit No.         Description

    27          Financial Data Schedule.