Form 10-QT
period 1995-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 1995-10-13
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (Mark One)
    [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended

                                       OR

    [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from April 1, 1995  to August 31, 1995

                         Commission file number 0-16130

                    NORTHLAND CRANBERRIES, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                      39-1583759
   (State or other jurisdiction           (I.R.S. Employer
    of Incorporation or organization)     Identification No.)

                             800 First Avenue South
                                  P.O. Box 8020
               Wisconsin Rapids, Wisconsin,  54495-8020
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

        Yes             No

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class A Common Stock       September 30, 1995         6,310,613
   Class B Common Stock       September 30, 1995           318,101

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

                                                               Page

   PART I.        FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets . .    3

                  Condensed Consolidated Statements of
                  Operations  . . . . . . . . . . . . . . .    4-5

                  Condensed Consolidated Statements of
                  Cash Flows  . . . . . . . . . . . . . . .    6

                  Notes to Condensed Consolidated Financial
                  Statements  . . . . . . . . . . . . . . .    7-8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations  . . . . . . . . . . . . . . .    9-12

   PART II.       OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of

                  Security Holders. . . . . . . . . . . . .    13

        Item 5.   Other Events. . . . . . . . . . . . . . .    14

        Item 6.   Exhibits and Reports on Form 8-K. . . . .    14

   SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . .    15

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
   -----------------------------
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                    (Unaudited)
                                                     AUGUST 31,     MARCH 31,
                                                        1995          1995
                                                     ----------   -----------
   Current assets:
     Cash and cash equivalents                      $      361    $      223
     Accounts and notes receivable                         710         1,855
     Investments                                         1,260         1,260
     Inventories                                           654           853
     Deferred costs of growing crop                      6,626            --
     Other                                                 586         1,249
     Deferred income taxes                               1,543         1,306
                                                    ----------    ----------
             Total current assets                       11,740         6,746
                                                    -----------   ----------
   Property and equipment - at cost                    118,988       108,649
     Less accumulated depreciation                      14,879        13,458
                                                    -----------   -----------
             Net property and equipment                104,109        95,191

   Investments                                           2,519         2,519
   Leasehold interests, net                              1,355         1,421
   Other                                                 2,022         1,868
                                                    -----------   ----------
   Total assets                                     $  121,745    $  107,745
                                                    ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
     Accounts payable                               $    2,118    $    1,982
     Accrued liabilities                                 2,412         2,384
     Current portion of long-term obligations            6,053         5,802
                                                    ----------    ----------
             Total current liabilities                  10,583        10,168

   Long-term obligations                                45,538        55,793
   Deferred income taxes                                 6,511         7,157
                                                    ----------     ---------
             Total liabilities                          62,632        73,118
                                                    ----------     ---------
   Shareholders' equity:
     Common stock - Class A                                 60            40
     Common stock - Class B                                  3             3
     Additional paid-in capital                         55,289        28,908
     Retained earnings                                   3,761         5,676
                                                    ----------     ---------
             Total shareholders' equity                 59,113        34,627
                                                    ----------     ---------
   Total liabilities and shareholders' equity       $  121,745    $  107,745
                                                    ==========    ==========

   See accompanying notes to condensed consolidated financial statements


                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                        For the 2 months
                                                        ended AUGUST 31,
                                                        1995        1994
                                                     ----------  ----------
   Revenues                                          $     207   $     443

   Cost of sales                                           732         924
                                                     ---------   ---------
   Gross profit (loss)                                    (525)       (481)

   Costs and expenses:
     Selling, general and administrative                   978         612
     Interest                                              878         475
                                                     ---------   ---------
             Total costs and expenses                    1,856       1,087
                                                     ---------   ---------
   Loss before income taxes                             (2,381)     (1,568)

   Income taxes                                           (931)       (613)
                                                     ---------   ---------
   Net loss                                          $  (1,450)  $    (955)
                                                     =========   =========

   Net loss per common share (based on 5,039,949
      and 4,420,390 weighted average common
      shares outstanding, respectively)              $   (0.29)  $   (0.22)
                                                     =========   =========

      See accompanying notes to condensed consolidated financial statements


                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                        For the 5 months
                                                        ended AUGUST 31,
                                                        1995        1994

   Revenues                                          $     890   $   1,563

   Cost of sales                                         1,400       1,983
                                                     ---------   ---------
   Gross profit (loss)                                    (510)       (420)

   Costs and expenses:
     Selling, general and administrative                 1,907       1,344
     Interest                                            1,920       1,156
                                                     ---------   ---------
             Total costs and expenses                    3,827       2,500
                                                     ---------   ---------
   Loss before income taxes and cumulative
      effect of change in accounting method             (4,337)     (2,920)

   Income taxes                                         (1,689)     (1,140)
                                                     ---------   ---------
   Loss before cumulative effect of change
      in accounting method                              (2,648)     (1,780)

   Cumulative effect of change in accounting
      method (net of taxes of $806,000)                  1,249          --
                                                     ---------   ---------
   Net loss                                          $  (1,399)  $  (1,780)
                                                     =========   =========

   Net loss per common share (based on 4,696,828 and 4,423,180 weighted average common shares outstanding, respectively):

         Loss before cumulative effect of
           change in accounting method               $   (0.56)  $   (0.40)

         Cumulative effect of change in
           accounting method                              0.26          --
                                                     ---------   ----------
   Net loss per common share                         $   (0.30)  $   (0.40)
                                                     ==========  ==========


   See accompanying notes to condensed consolidated financial statements


                           NORTHLAND CRANBERRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)
                                                         For the 5 months
                                                         ended AUGUST 31,
                                                        1995         1994
   Cash flows from operating activities:
     Net loss                                        $  (1,399)   $ (1,780)
     Cumulative effect of change in
       accounting method                                (1,249)         --
     Adjustments to reconcile net loss to
       net cash provided by (used for)
       operating activities:
        Depreciation and amortization                    1,481       1,176
        Changes in assets and liabilities:
          Receivables and other current assets           1,808        (645)
          Inventories                                      199         115
          Accounts payable and accrued liabilities         164        (127)
          Deferred income taxes                           (883)     (1,256)
          Deferred costs of growing crop                (5,377)     (2,613)
                                                     ----------   ---------
                  Net cash provided by (used for)
                      operating activities              (5,256)     (5,130)
                                                     ----------   ---------
   Investing activities:
     Acquisitions of cranberry operations               (4,485)         --
     Property and equipment additions, net              (5,783)     (4,568)
     Other                                                 (65)         27
                                                     ----------   --------
                  Net cash used for investing
                      activities                       (10,333)     (4,541)
                                                     ---------    --------
   Financing activities:
     Increase (decrease) in debt                       (10,004)      9,785
     Dividends paid                                       (516)       (296)
     Net proceeds from common stock offering            26,401          --
     Exercise of stock options                              --          50
     Other                                                (154)         --
                                                     ----------   --------
                  Net cash provided by
                      financing activities              15,727       9,539
                                                     ---------     -------
   Net decrease in cash and
     cash equivalents                                      138        (132)

   Cash and cash equivalents:
     Beginning of period                                   223         650
                                                     ---------    --------
     End of period                                   $     361    $    518
                                                     =========    ========
   Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest (net of amount capitalized)          $   2,445    $  1,453
                                                     =========    ========

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1.   BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1995, and its results of operations and its cash flows for the two- and five-month periods ended August 31, 1995 and 1994, respectively. The Company's consolidated balance sheet as of March 31, 1995 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

   NOTE 2.   CHANGE IN ACCOUNTING METHOD

             Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management of the Company believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. This change resulted in an increase in net income for the five months ended August 31, 1995 of $1,249,000 (net of income taxes of $806,000) reflecting the cumulative effect of this change for periods prior to April 1, 1995. The pro forma effects for the five months ended August 31, 1994, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the reported net loss by $536,000 or $0.12 per share.


   NOTE 3.   CHANGE IN FISCAL YEAR

             In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the anticipated new annual business cycle expected to result from the implementation of its strategy. Also, the change in fiscal year end should best match the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the anticipated sales of the consumer products produced from such crop. As a result of the changed fiscal year end, the Company is reporting its results of operations and financial condition for its interim quarter ending on June 30, 1995 and for the five-month interim transitional period ending on August 31, 1995. In the future, the Company will report its results of operations and financial condition for the fiscal quarters ending on November 30, February 28, or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year ending on August 31.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

             The Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the expected new annual business cycle resulting from the implementation of its current business strategy of beginning to market and sell value-added cranberry juice, sauce and other processed consumer cranberry products.
   As a result, the Company is reporting its results of operations and financial condition for its five-month interim transitional period ended August 31, 1995. Consistent with the extreme seasonality of the Company's current business, the Company is reporting a net loss from operations for such transitional period. In the future, the Company will report its results of operations and financial condition for the respective fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year end ending on August 31.

             The components of the Company's revenues for the interim transitional two- and five-month periods ended August 31, 1995 compared to the same periods in the prior fiscal year are summarized below:

                           Two Months Ended       Five Months Ended
                               August 31              August 31

                            1995       1994       1995        1994
    Vine sales           $     --   $     --    $ 92,000    $712,000

    Fertilizer and
       Chemical Sales     162,000    388,000     688,000     638,000

    Other income           45,000     55,000     110,000     213,000
                         --------   --------    --------    --------
         Total revenues  $207,000   $443,000    $890,000  $1,563,000
                         ========   ========    ========  ==========

             The $673,000, or 43%, decrease in revenues for the five months ended August 31, 1995 compared to the same prior year period was primarily due to the anticipated reduced volume in vine sales caused principally by current regulatory restrictions on the further domestic development of wetlands for cranberry cultivation. The level of fertilizer and chemical sales for the two- and five-month transitional periods did not impact the Company's net loss for such interim transitional periods. The Company does not expect fertilizer and chemical sales in future periods to substantially exceed current sales levels.

             During the two months ended August 31, 1995, cost of sales decreased $192,000, or 21%, to $732,000 from $924,000 during the same period in fiscal 1995. For the five-month transitional period, cost of sales decreased $583,000, or 29%, to $1.4 million from $2.0 million during the same period in fiscal 1995. As a result of the Company's change in accounting method, as described below, this comparison is not considered particularly meaningful or informative. See Note 2 of Notes to Condensed Consolidated Financial Statements contained herein.

             Selling, general and administrative expenses were $978,000 and $1.9 million in the two- and five-month interim transitional periods, respectively, compared to $612,000 and $1.3 million during the same periods in the prior fiscal year. The increases were due primarily to additional costs associated with the Company's growth in productive acreage and the Company's preparation to enter the branded juice market. Interest expense was $878,000 and $1.9 million for the two- and five-month periods ended August 31, 1995, respectively, compared to $475,000 and $1.2 million during the same periods in fiscal 1995. The significant increase in interest expense was due to increased debt levels which resulted primarily from financing the Company's September 1994 cranberry marsh acquisitions and the June 1995 purchase of the previously leased Hanson marshes.

             For the five-month period ended August 31, 1995, the Company reported a net loss of $1.4 million, or $0.30 per share, after the cumulative effect of the Company's change in accounting method. The accounting method change reflects the Company's deferral of costs related to the growing of its crop until the end of the fiscal year and the inclusion of those deferred costs as part of the inventory cost of the cranberries to be harvested in September, October and November. This method is intended to best reflect the actual cost of the Company's inventory of grown and harvested cranberries. As anticipated, prior to the change in accounting method, the Company reported a net loss for the period of $2.6 million, or $0.56 per share. During the comparable period last year, the Company reported a net loss of $1.8 million, or $0.40 per share. During the two-month period ended August 31, 1995, the Company reported a net loss of $1.5 million, or $0.29 per share. During the comparable period last year, the Company reported a loss of $1.0 million, or $0.22 per share. Due to the highly seasonal nature of the Company's current business, the Company has always recognized a net loss during these time periods because operating costs and other expenses are incurred without significant offsetting revenues from the sale of its fruit. Virtually all of the Company's income has historically been recognized in the quarter following the harvest of its crop.

   Financial Condition

             The Company's current ratio was 1.11 to 1 at August 31, 1995, compared to 0.67 to 1 at March 31, 1995. As a result of the extreme seasonality of its current business, the Company does not believe that its current ratio or its underlying stated working capital at August 31, 1995 is a meaningful indication of the Company's liquidity. The Company has historically recorded virtually all of its revenue and resulting accounts receivable in the fall of the year when its crop is harvested and received full payment for its harvested crop prior to the following March 31. The resulting cash received from such payments used to reduce indebtedness. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements through its growing season. As of August 31, 1995, the principal amount outstanding under the Company's revolving credit facility was $8.7 million. The Company currently has an additional $26.3 million available under its credit facilities with a syndicate of regional banks until August 1997 as follows: (i) $12.3 million available under the Company's revolving credit facility; (ii) $10.0 million available under the Company's acquisition credit facility; and (iii) $4.0 million available under a term credit facility. Under these credit facilities, interest is payable at the Company's option at the bank's domestic rate, the banks offered rate, or an adjusted LIBOR rate, plus applicable rate margin (1.25% for the revolving credit facility and 2.0% for the acquisition credit and term facilities).

             Net cash used for operating activities increased to $5.3 million in the five-month transitional period from $5.1 million in the same period in fiscal 1995, reflecting a net change of $2.4 million in receivables and other current assets offset by a $2.8 million increase in deferred crop costs. The change in receivables and other current assets was due principally to payments received from Ocean Spray for 1994 crop deliveries and prepaid expenses associated with the Hanson Division marsh lease. The increase in deferred crop costs was due to the Company's increase in productive acres and the change in accounting method. See Note 2 of Notes to Condensed Consolidated Financial Statements contained herein.

             Net cash used for investing activities increased during the five-month period ended August 31, 1995 to $10.3 million from $4.5 million during the same period in the prior fiscal year. The increase was primarily due to financing $4.5 for the Company's June 7, 1995 exercise of its option to purchase its leased Hanson Division marsh and other property and equipment additions. Property and equipment additions during the five-month interim transitional period included (i) $2.6 million for fixed asset additions and upgrades; (ii) $1.1 million to cultivate and maintain 390 pre-productive acres; (iii) $1.1 million to improve the Company's fresh fruit handling facilities; and (iv) $1.0 million to begin construction of the Company's concentrate manufacturing facility. Total cost of the concentrate manufacturing facility is estimated at $4.5 million, with completion scheduled for May 1996. During the five-month period ended August 31, 1995, the Company entered into multi-year contracts to purchase up to approximately 50,000 to 75,000 barrels of cranberries annually from other independent growers, beginning in the fall of 1995. The Company is attempting to enter into additional crop purchase contracts. Ten dollars of the per barrel purchase price under such contracts will be payable in the Company's stock, with the remainder in cash expected to be funded by working capital generated from operations or borrowings under the Company's line of credit facility.

             Net cash provided by financing activities increased in the five-month period ended August 31, 1995 to $15.7 million from $9.5 million during the same period in the prior fiscal year. The Company's total debt (including current portion) was $51.6 million at August 31, 1995 for a total debt-to-equity ratio of 0.87 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.78 to 1 at March 31, 1995. The Company closed its public offering and sale of 2,000,000 Class A shares on August 14, 1995 and received net proceeds of approximately $26.4 million. The Company used $18 million of such net proceeds to repay the principal and accrued interest then outstanding under the Company's acquisition credit facility. The remainder of the net proceeds was used to reduce then outstanding amounts under the Company's revolving line of credit facility. On September 1, 1995 (after the period ended), the underwriters for the Company's stock offering exercised their option to purchase 300,000 additional Class A shares at $13.465 per share (net of the underwriting discount) to cover over-allotments. The Company received additional net proceeds of approximately $4 million. Such net proceeds were used to reduce further then outstanding amounts under the Company's line of credit facility.

                         PART II - OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

             The Company's 1995 annual meeting of shareholders was held on Friday, August 18, 1995. At the meeting, the shareholders re-elected John Swendrowski, LeRoy J. Miles, Robert E. Hawk, Patrick F. Brennan, Jeffrey
   J. Jones, John C. Seramur and Jerold D. Kaminski to the Company's Board of Directors for one-year terms to expire at the Company's 1996 annual meeting of shareholders and until their successors are duly qualified and elected. The shareholders also approved an amendment to the Company's Articles of Incorporation and approved the Northland Cranberries, Inc. 1995 Stock Option Plan. As of the June 29, 1995 record date for the annual meeting, 4,010,613 shares of Class A Common Stock and 318,101 shares of Class B Common Stock were outstanding and eligible to vote, with the Class A Common Stock entitled to one vote per share and the Class B Common Stock entitled to three votes per share.

             Of the 4,643,826 votes represented by shares of Class A Common Stock and Class B Common Stock voted at the meeting in person or by proxy, the following votes were recorded for each nominee:

            NAME                    FOR                 WITHHELD

                             Votes    Percentage   Votes    Percentage

    John Swendrowski       4,630,821     99.72%    13,005       0.28%

    LeRoy J. Miles         4,633,121     99.77%    10,705       0.23%

    Robert E. Hawk         4,632,921     99.77%    10,905       0.23%

    Patrick F. Brennan     4,633,121     99.77%    10,705       0.23%

    Jeffrey J. Jones       4,632,921     99.77%    10,905       0.23%

    John C. Seramur        4,633,121     99.77%    10,705       0.23%

    Jerold D. Kaminski     4,630,521     99.77%    13,305       0.29%

             The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

             The amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock, $.01 par value, from 10,000,000 to 20,000,000 was approved with 4,440,911 votes for, 185,418 votes against and 17,497 votes abstaining. The tabulation of votes for the amendment to the Company's Articles of Incorporation resulted in no broker nonvotes.

             The Northland Cranberries, Inc. 1995 Stock Option Plan was approved with 3,293,697 votes for, 534,073 votes against, 58,923 votes abstaining and 757,183 broker nonvotes.


   ITEM 5.   OTHER EVENTS

             Effective on October 2, 1995, the Company changed its transfer agent and dividend dispensing agent from First Bank Milwaukee, N.A. to Harris Trust and Savings Bank, 111 West Monroe, P.O. Box 755, Chicago, IL 60690.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits.

             Exhibit 27 - Financial Data Schedule

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Accounting Officer thereunto duly authorized.

                                 NORTHLAND CRANBERRIES, INC.

   DATE: October 13, 1995        By:  /s/ John Pazurek
                                      John Pazurek
                                      Vice President -
                                      Finance, Treasurer, and
                                      Chief Accounting Officer

                                  EXHIBIT INDEX


   Exhibit No.              Description

       27             Financial Data Schedule