Form 10-Q
period 1995-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 1996-01-16
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 30, 1995

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
             (Exact name of registrant as specified in its charter)

              Wisconsin                           39-1583759
   (State or other jurisdiction of      (I.R.S Employer Identification No.)
   Incorporation or organization)

                             800 First Avenue South
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin  54495-8020
                    (Address of principal executive offices)

   Registrant's telephone number, including area code  (715) 424-4444

   (Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.  Yes     No ___

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class A Common Stock         December 31, 1995                   6,310,613

   Class B Common Stock         December 31, 1995                     318,101

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

   PART I.    FINANCIAL INFORMATION                                      Page

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets  . . . . . . . . . .    3

              Condensed Consolidated Statements of Operations  . . . . .    4

              Condensed Consolidated Statements of Cash Flow . . . . . .    5

              Notes to Condensed Consolidated Financial Statements . . .    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . .  7-9

   PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   10

   SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                         PART 1 - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                 (Unaudited)
                                                 NOVEMBER 30,     MARCH 31,
                                                     1995           1995
    Current assets:
       Cash and cash equivalents                  $     250     $     223
       Accounts and notes receivable                 19,563         1,855
       Investments                                    1,260         1,260
       Inventories                                    5,751           853
       Other                                            720         1,249
       Deferred income taxes                          1,585         1,306
                                                  ---------     ---------
         Total current assets                        29,129         6,746
                                                  ---------     ---------

    Property and equipment - at cost                121,794       108,649
       Less accumulated depreciation                 15,742        13,458
                                                  ---------     ---------
         Net property and equipment                 106,052        95,191

    Investments                                       2,519         2,519
    Leasehold interests, net                          1,316         1,421
    Other                                             2,140         1,868
                                                  ---------     ---------
         Total assets                             $ 141,156     $ 107,745
                                                  =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable                           $   1,603     $   1,982
       Accrued liabilities                            5,464         2,384
       Current portion of long-term obligations       6,021         5,802
                                                  ---------     ---------
         Total current liabilities                   13,088        10,168

    Long-term obligations                            48,028        55,793
    Deferred income taxes                            10,798         7,157
                                                  ---------     ---------
         Total liabilities                           71,914        73,118
                                                  ---------     ---------
    Shareholders' equity:
       Common stock - Class A                            63            40
       Common stock - Class B                             3             3
       Additional paid-in capital                    59,307        28,908
       Retained earnings                              9,869         5,676
                                                  ---------     ---------
         Total shareholders' equity                  69,242        34,627
                                                  ---------     ---------
    Total liabilities and shareholder's equity    $ 141,156     $ 107,745
                                                  =========     =========

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                      For the 3 months
                                                      ended November 30,
                                                      1995          1994

    Revenues                                       $ 21,703      $ 18,417

    Cost of sales                                     9,534         8,162
                                                   --------      --------
    Gross profit                                     12,169        10,255

    Costs and expenses:
       Selling, general and administrative              737           432
       Interest                                         616           987
                                                   --------      --------
         Total costs and expenses                     1,353         1,419
                                                   --------      --------

    Income before income taxes                       10,816         8,836

    Income taxes                                      4,246         3,473
                                                   --------      --------

    Net income                                     $  6,570      $  5,363
                                                   ========      ========
    Net income per common share (based on
      6,791,087 and  4,481,135 weighted
      average common shares outstanding,
      respectively:                                $   0.97      $   1.20
                                                   ========      ========


    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                      For the 3 months
                                                      ended November 30,
                                                      1995          1994
    Cash flows from operating activities:
       Net income                                   $ 6,570       $ 5,363
       Adjustments to reconcile net income
         to net cash provided by (used for)
         operating activities:
           Depreciation and amortization                937           814
           Changes in assets and liabilities:       (18,987)      (15,552)
             Receivables and other current
               assets
             Inventories                              1,529         2,127
             Accounts payable and accrued             2,537         2,766
               liabilities
             Deferred income taxes                    4,245         3,509
                                                    -------        ------
               Net cash used for operating
                 activities                          (3,169)         (973)
                                                    -------        ------
    Investing activities:
       Acquisitions of cranberry operations              --        (5,000)
       Property and equipment additions, net         (2,794)       (2,032)
       Investments                                       --           (84)
       Other                                            (11)           96
                                                    -------        ------
               Net cash used for investing           (2,805)       (7,020)
               activities                           -------        ------

    Financing activities:
       Increase in debt                               2,458         7,966
       Dividends paid                                  (462)         (296)
       Net proceeds from common stock offering        4,021            --
       Other                                           (154)         (154)
                                                    -------        ------
               Net cash provided by financing         5,863         7,516
               activities                           -------        ------

    Net decrease in cash and cash                      (111)         (477)
      equivalents

    Cash and cash equivalents:
       Beginning of period                              361           518
                                                    -------        ------
       End of period                                $   250       $    41
                                                    =======       =======

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.    BASIS OF PRESENTATION

              The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1995, and its results of operations and cash flows for the three-month period ended November 30, 1995 and 1994, respectively. The Company's consolidated balance sheet as of March 31, 1995 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements can be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

              The Company periodically reviews long-lived assets to assess recoverability and impairments would be recognized in operating results if a permanent diminution in value were to occur.

   NOTE 2.    CHANGE IN ACCOUNTING METHOD

              Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management of the Company believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. The pro forma effects for the three months ended November 30, 1994, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the reported net income by $1,052,000 or $0.23 per share.

   NOTE 3.    CHANGE IN FISCAL YEAR

              In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the anticipated new annual business cycle expected to result from the implementation of its strategy. Also, the change in fiscal year end should best match the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the anticipated sales of the consumer products produced from such crop. As a result of the changed fiscal year end, the Company is reporting its results of operations and financial condition for its fiscal 1996 first quarter ending on November 30, 1995. In the future, the Company will report its results of operations and financial condition for the fiscal quarters ending on November 30, February 28, or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year ending on August 31.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

              The Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the expected new annual business cycle resulting from the implementation of its current business strategy of beginning to market and sell value-added cranberry juice. As a result, the Company is reporting its results of operations and financial condition for its fiscal 1996 first quarter ended November 30, 1995. In the future, the Company will report its results of operations and financial condition for the respective fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year end ending on August 31.

              The components of the Company's revenues for the three-month period ended November 30, 1995 compared to the same period in the prior year are summarized below:

                                            Three Months Ended
                                               November 30,
                                        1995                  1994

    Cranberry sales                 $20,840,000           $17,290,000
    Crop insurance claims               730,000               977,000
    Other income                        133,000               150,000
                                    -----------           -----------
         Total revenues             $21,703,000           $18,417,000
                                    ===========           ===========

              The $3.3 million, or 18%, increase in revenues for the three months ended November 30, 1995 compared to the same prior year period was due to a $3.6 million, or 21%, increase in cranberry sales. The increase in cranberry sales was due to a 13% increase in barrels harvested in fiscal 1996 and increased sales volume of higher margin fresh cranberries. In fiscal 1996, the Company harvested 287,000 barrels of cranberries compared to 254,000 barrels in fiscal 1995. The increased harvest results were due to a 31% increase in crop production at the Company's 17 Wisconsin marshes. While Wisconsin experienced favorable growing conditions through most of the state in fiscal 1996, an abnormally dry growing season in Massachusetts resulted in severely reduced yields for most growers throughout the state. The crop production for the Company's four properties in Massachusetts was down approximately 38% from fiscal 1995 production. As partial compensation for the impact of adverse weather conditions, the Company recognized crop insurance claims of $730,000 for the fiscal 1996 three-month period.

              During the three months ended November 30, 1995, cost of sales increased $1.4 million, or 17%, to $9.5 million from $8.2 million during the same period in the prior year. As a result of the Company's change in accounting method, as described below, this comparison is not considered particularly meaningful or informative. See Note 2 of Notes to Condensed Consolidated Financial Statements contained herein.

              Fiscal 1996 first quarter selling, general and administrative expenses were $737,000 compared to $432,000 during the same period in the prior fiscal year. The increase was due primarily to additional costs associated with increased compensation and related expenses partially attributable to the Company's growth in productive acreage and the Company's preparation to enter the branded juice market. Interest expense was $616,000 for the three-month period ended November 30, 1995 compared to $987,000 during the same period in fiscal 1995. The decrease in interest expense was due to decreased debt levels which resulted from proceeds generated by the Company's August 1995 public offering and sale of 2,300,000 Class A common shares of stock.

              For the three-month period ended November 30, 1995 the Company reported net income of $6.6 million, or $0.97 per share. During the same period last year the Company recognized net income of $5.4 million, or $1.20 per share. Net income increased by 23% in fiscal 1996 and earnings per share between periods decreased 19%. As fully anticipated, the effect of the Company's change in accounting method adopted during its five-month transition period ended August 31, 1995 impacted reported fiscal 1996 first quarter net income and earnings per share. The accounting method change reflects the Company's deferral of costs related to the growing of its crop until the end of the fiscal year and the inclusion of those deferred costs as part of the inventory cost of the cranberries to be harvested in September, October, and November. This method is intended to best reflect the actual cost of the Company's inventory of grown and harvested cranberries. Had the Company retroactively adjusted net income and earnings per share for the accounting change, net income and earnings per share, on a pro forma basis for the three months ended November 30, 1994, would have been $3.6 million and $0.83, respectively. Also reducing fiscal 1996 earnings per share was the 52% increase in weighted average common shares outstanding due to the Company's public offering and sale of 2,300,000 Class A shares on August 14, 1995.

              Historically, most of the Company's annual revenues was recorded during this three-month period, having been derived primarily from seasonal fresh fruit sales and the contracted sale of processed fruit to major independent processors of private label cranberry products.
   While the Company will still recognize the majority of its revenues for the current fiscal year during this period, it expects to generate additional revenues in subsequent quarters with the continuing initial rollout of its Northland brand 100% juice products. In order to support the year-round processing of its branded juice product line, the Company has increased its inventory of frozen fruit to a level in excess of $4 million largely through purchases from other independent growers.

   FINANCIAL CONDITION

              The Company's current ratio was 2.23 to 1 at November 30, 1995, compared to 0.67 to 1 at March 31, 1995. The increase in the Company's current ratio was primarily due to accounts receivable generated through the sale of its fiscal 1996 cranberry crop. The Company has historically recorded virtually all of its revenue and resulting accounts receivable in the fall of the year when its harvested crop was sold under its supply contracts with independent processors. Under such contracts, which expire after payment for this year's crop, the Company received full payment for its harvested crop prior to the following March 31. The resulting cash received from such payments is used to reduce indebtedness. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements through its growing season. As of November 30, 1995, the principal amount outstanding under the Company's revolving credit facility was $11.6 million. The Company currently has an additional $26.3 million available under its credit facilities with a syndicate of regional banks until August 1997 as follows: (i) $9.4 million available under the Company's revolving credit facility; (ii) $10.0 million available under the Company's acquisition credit facility; and (iii) $4.0 million available under a term credit facility. Under these credit facilities, interest is payable at the Company's option at the bank's domestic rate, the banks offered rate, or an adjusted LIBOR rate, plus applicable rate margin (1.25% for the revolving credit facility and 2.0% for the acquisition credit and term facilities). The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs.

              Net cash used for operating activities increased to $3.2 million in the fiscal 1996 first quarter from $1.0 million in the same period in fiscal 1995, reflecting a net change of $3.4 million in receivables and other current assets, offset by a $1.2 million increase in net income. The change in receivables and other current assets was due principally to the harvest and sale of the Company's fiscal 1996 cranberry crop.

              Net cash used for investing activities decreased during the three-month period ended November 30, 1995 to $2.8 million from $7.0 million during the same period in the prior fiscal year. Fiscal 1996 investing activities included $2.8 million for property and equipment additions, compared to $2.0 million for property and equipment additions and $5.0 million for the acquisition of cranberry operations during the comparable period in fiscal 1995. Property and equipment additions during the five-month interim transitional period included (i) $846,000 for fixed asset additions and upgrades; (ii) $588,000 to cultivate and maintain 390 pre-productive acres; (iii) $401,000 to improve the Company's fresh fruit handling facilities; and (iv) $965,000 for construction of the Company's concentrate manufacturing facility. Total cost of the concentrate manufacturing facility is estimated at $4.5 million, with completion scheduled for May 1996. The Company has entered into an agreement in principle to acquire a 55 acre cranberry property located in Central Wisconsin. The Company expects to finance the approximate purchase price of $3 million for the acquisition by utilizing its bank credit facility.

              Net cash provided by financing activities decreased in the three-month period ended November 30, 1995 to $5.9 million from $7.5 million during the same period in the prior fiscal year. The Company's total debt (including current portion) was $54.1 million at November 30, 1995 for a total debt-to-equity ratio of 0.78 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.78 to 1 at March 31, 1995. The Company closed its public offering and sale of 2,000,000 Class A shares on August 14, 1995 and received net proceeds of approximately $26.4 million. The Company used $18 million of such net proceeds to repay the principal and accrued interest then outstanding under the Company's acquisition credit facility. The remainder of the net proceeds was used to reduce then outstanding amounts under the Company's revolving line of credit facility. On September 1, 1995 the underwriters for the Company's stock offering exercised their option to purchase 300,000 additional Class A shares at $13.465 per share (net of the underwriting discount) to cover over-allotments. The Company received additional net proceeds of approximately $4 million. Such net proceeds were used to reduce further then outstanding amounts under the Company's line of credit facility.

                           PART II - OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a.    Exhibits

              Exhibit 27 - Financial Data Schedule

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Accounting Officer thereunto duly authorized.

                                      NORTHLAND CRANBERRIES, INC.


   DATE:  January 13, 1996            By:   /s/ John Pazurek
                                           John Pazurek
                                      Vice President - Finance, Treasurer
                                      and Chief Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.    Description

   27             Financial Data Schedule