Form 10-Q/A
period 1995-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 1996-01-23
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended November 30, 1995

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

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

                           NORTHLAND CRANBERRIES, INC.
                                FORM 10-Q/A INDEX

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

                         PART 1 - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                    ASSETS
                                             (Unaudited)
                                            NOVEMBER 30,       MARCH 31,
                                                 1995            1995
    Current assets:
         Cash and cash equivalents            $     250       $     223
         Accounts and notes receivable           19,563           1,855
         Investments                              1,260           1,260
         Inventories                              5,751             853
         Other                                      720           1,249
         Deferred income taxes                    1,585           1,306
                                                -------         -------
              Total current assets               29,129           6,746
                                                -------         -------

    Property and equipment - at cost            121,794         108,649
         Less accumulated depreciation           15,742          13,458
                                                -------         -------
              Net property and equipment        106,052          95,191

    Investments                                   2,519           2,519
    Leasehold interests, net                      1,316           1,421
    Other                                         2,140           1,868
                                                -------         -------
              Total assets                    $ 141,156       $ 107,745
                                                =======         =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable                     $   1,603       $   1,982
         Accrued liabilities                      5,464           2,384
         Current portion of long-term
         obligations                              6,021           5,802
                                                -------         -------
              Total current liabilities          13,088          10,168

    Long-term obligations                        48,028          55,793
    Deferred income taxes                        10,798           7,157
                                                -------         -------
              Total liabilities                  71,914          73,118
                                                -------         -------
    Shareholders' equity:
         Common stock - Class A                      63              40
         Common stock - Class B                       3               3
         Additional paid-in capital              59,307          28,908
         Retained earnings                        9,869           5,676
                                                -------         -------
              Total shareholders' equity         69,242          34,627
                                                -------         -------
    Total liabilities and
    shareholder's equity                      $ 141,156       $ 107,745
                                                =======         =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                      For the 3 months
                                                      ended November 30,
                                                     1995          1994

    Revenues                                       $ 21,703      $ 18,417

    Cost of sales                                     9,534         8,162
                                                    -------       -------
    Gross profit                                     12,169        10,255

    Costs and expenses:
         Selling, general and administrative            737           432
         Interest                                       616           987
                                                    -------       -------
         Total costs and expenses                     1,353         1,419
                                                    -------       -------
    Income before income taxes                       10,816         8,836

    Income taxes                                      4,246         3,473
                                                    -------       -------
    Net income                                     $  6,570      $  5,363
                                                    =======       =======
    Net income per common share (based on
      6,791,087 and 4,481,135 weighted
      average common shares outstanding,
      respectively:                                $   0.97      $   1.20
                                                    =======       =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                    For the 3 months
                                                   Ended November 30,
                                                  1995              1994
    Cash flows from operating
    activities:
         Net income                            $  6,570          $  5,363
         Adjustments to reconcile net
           income to net cash provided by
           (used for) operating activities:
               Depreciation and amortization        937               814
               Changes in assets and            (18,987)          (15,552)
               liabilities:
                 Receivables and other
                   current assets
                 Inventories                      1,529             2,127
                 Accounts payable and             2,537             2,766
                   accrued liabilities
                 Deferred income taxes            4,245             3,509
                                                -------           -------
                    Net cash used for
                    operating activities         (3,169)             (973)
                                                -------           -------
    Investing activities:
         Acquisitions of cranberry                   --            (5,000)
           operations
         Property and equipment                  (2,794)           (2,032)
           additions, net
         Investments                                 --               (84)
         Other                                     (165)               (3)
                                                -------           -------
                    Net cash used for
                    investing activities         (2,959)           (7,119)
                                                -------           -------
    Financing activities:
         Increase in debt                         2,458             7,966
         Dividends paid                            (462)             (296)
         Net proceeds from common                 4,021                --
           stock offering
         Other                                       --               (55)
                                                -------           -------
                    Net cash provided by
                    financing activities          6,017             7,615
                                                -------           -------
    Net decrease in cash and cash equivalents      (111)             (477)

    Cash and cash equivalents:
         Beginning of period                        361               518
                                                -------           -------
         End of period                         $    250          $     41
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

   NOTE 2.    CHANGE IN ACCOUNTING METHOD

              Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management of the Company believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. The pro forma effects for the three months ended November 30, 1994, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the reported net income by $1,791,000 or $0.37 per share.

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

              The components of the Company's revenues for the three-month period ended November 30, 1995 compared to the same period in the prior year are summarized below:
                                             Three Months Ended
                                                November 30,
                                           1995             1994

    Cranberry sales                    $20,840,000      $17,290,000
    Crop insurance claims                  730,000          977,000
    Other income                           133,000          150,000
         Total revenues               $ 21,703,000      $18,417,000

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

              Historically, most of the Company's annual revenues were recorded during this three-month period, having been derived primarily from seasonal fresh fruit sales and the contracted sale of processed fruit to major independent processors of private label cranberry products.
   While the Company will still recognize the majority of its revenues for the current fiscal year during this period, it expects to generate additional revenues in subsequent quarters with the continuing initial rollout of its Northland brand 100% juice products. In order to support the year-round processing of its branded juice product line, the Company has increased its inventory of frozen fruit to a level in excess of $4 million largely through purchases from other independent growers.

   FINANCIAL CONDITION

              The Company's current ratio was 2.23 to 1 at November 30, 1995, compared to 0.67 to 1 at March 31, 1995. The increase in the Company's current ratio was primarily due to accounts receivable generated through the sale of its fiscal 1996 cranberry crop. The Company has historically recorded virtually all of its revenue and resulting accounts receivable in the fall of the year when its harvested crop was sold under its supply contracts with independent processors. Under such contracts, which expire after payment for this year's crop, the Company received full payment for its harvested crop prior to the following March 31. The resulting cash received from such payments is used to reduce indebtedness. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements through its growing season. As of November 30, 1995, the principal amount outstanding under the Company's revolving credit facility was $11.6 million. The Company currently has an additional $23.4 million available under its credit facilities with a syndicate of regional banks until August 1997 as follows: (i) $9.4 million available under the Company's revolving credit facility; (ii) $10.0 million available under the Company's acquisition credit facility; and (iii) $4.0 million available under a term credit facility. Under these credit facilities, interest is payable at the Company's option at the bank's domestic rate, the banks offered rate, or an adjusted LIBOR rate, plus applicable rate margin (1.25% for the revolving credit facility and 2.0% for the acquisition credit and term facilities). The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs.

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

              Net cash used for investing activities decreased during the three-month period ended November 30, 1995 to $3.0 million from $7.1 million during the same period in the prior fiscal year. Fiscal 1996 investing activities included $2.8 million for property and equipment additions, compared to $2.0 million for property and equipment additions and $5.0 million for the acquisition of cranberry operations during the comparable period in fiscal 1995. Property and equipment additions during the fiscal 1996 first quarter included (i) $846,000 for fixed asset additions and upgrades; (ii) $588,000 to cultivate and maintain 390 pre-productive acres; (iii) $401,000 to improve the Company's fresh fruit handling facilities; and (iv) $965,000 for construction of the Company's concentrate manufacturing facility. Total cost of the concentrate manufacturing facility is estimated at $4.5 million, with completion scheduled for May 1996. The Company has entered into an agreement in principle to acquire a 55 acre cranberry property located in Central Wisconsin. The Company expects to finance the approximate purchase price of $3 million for the acquisition by utilizing its bank credit facility.

              Net cash provided by financing activities decreased in the three-month period ended November 30, 1995 to $6.0 million from $7.6 million during the same period in the prior fiscal year. The Company's total debt (including current portion) was $54.1 million at November 30, 1995 for a total debt-to-equity ratio of 0.78 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.78 to 1 at March 31, 1995. The Company closed its public offering and sale of 2,000,000 Class A shares on August 14, 1995 and received net proceeds of approximately $26.4 million. The Company used $18 million of such net proceeds to repay the principal and accrued interest then outstanding under the Company's acquisition credit facility. The remainder of the net proceeds was used to reduce then outstanding amounts under the Company's revolving line of credit facility. On September 1, 1995 the underwriters for the Company's stock offering exercised their option to purchase 300,000 additional Class A shares at $13.465 per share (net of the underwriting discount) to cover over-allotments. The Company received additional net proceeds of approximately $4 million. Such net proceeds were used to reduce further then outstanding amounts under the Company's line of credit facility.

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

                                      NORTHLAND CRANBERRIES, INC.

   DATE:  January 22, 1996            By:/s/ John Pazurek
                                      John Pazurek
                                      Vice President - Finance, Treasurer
                                        and Chief Accounting Officer

                                  EXHIBIT INDEX

              Exhibit No.                     Description
                  27                    Financial Data Schedule