Form 10-Q
period 1996-02-29
NORTHLAND CRANBERRIES INC /WI/
filed 1996-04-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended      February 29, 1996
                                            OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to __________________

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                          39-1583759
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   Incorporation or organization)

                             800 First Avenue South
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin 54495-8020
                    (Address of principal executive offices)

   Registrant's telephone number, including area code (715) 424-4444

   Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [X]    No  [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.    Yes [ ]    No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class A Common Stock          March 31, 1996                    6,348,836

   Class B Common Stock          March 31, 1996                      318,101

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

                                                                         Page
   PART I.        FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets  . . . . . . .    3

                  Condensed Consolidated Statements of Operations. . .  4-5

                  Condensed Consolidated Statements of Cash Flow . . .    6

                  Notes to Condensed Consolidated Financial
                  Statements . . . . . . . . . . . . . . . . . . . . .    7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . 8-10

   PART II.       OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .   11

   SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                         NORTHLAND CRANBERRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                   ASSETS
                                                  (Unaudited)
                                                  FEBRUARY 29,   MARCH 31,
                                                     1996          1995
   Current assets:
      Cash and cash equivalents                   $    200       $    223
      Accounts and notes receivable                 16,818          1,855
      Investments                                    1,260          1,260
      Inventories                                    4,302            853
      Deferred costs of growing crop                 2,776             --
      Other                                          1,924          1,249
      Deferred income taxes                          1,585          1,306
                                                  --------        -------
         Total current assets                       28,865          6,746
                                                  --------        -------
   Property and equipment - at cost                125,322        108,649
      Less accumulated depreciation                 16,649         13,458
                                                  --------        -------
         Net property and equipment                108,673         95,191

   Investments                                       1,260          2,519
   Leasehold interests, net                          1,276          1,421
   Other                                             2,217          1,868
                                                  --------        -------
   Total assets                                   $142,291       $107,745
                                                  ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
      Accounts payable                            $    887       $  1,982
      Accrued liabilities                            3,784          2,384
      Current portion of long-term obligations       5,931          5,802
                                                  --------        -------
         Total current liabilities                  10,602         10,168

   Long-term obligations                            51,393         55,793
   Deferred income taxes                            10,862          7,157
                                                  --------        -------
         Total liabilities                          72,857         73,118
                                                  --------        -------
   Shareholders' equity:
      Common stock - Class A                            63             40
      Common stock - Class B                             3              3
      Additional paid-in capital                    59,815         28,908
      Retained earnings                              9,553          5,676
                                                  --------        -------
         Total shareholders' equity                 69,434         34,627
                                                  --------        -------
   Total liabilities and
    shareholders's equity                         $142,291       $107,745
                                                  ========       ========

  See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                         For the 3 months
                                                        ended FEBRUARY 29,
                                                        1996         1995
   Revenues                                           $ 3,984       $1,665

   Cost of sales                                        1,901        2,128
                                                       ------       ------
   Gross profit (loss)                                  2,083         (463)

   Costs and expenses:
      Selling, general and administrative               1,107          667
      Interest                                            722        1,081
                                                       ------       ------
         Total costs and expenses                       1,829        1,748
                                                       ------       ------
   Income (loss) before income taxes                      254       (2,211)

   Income taxes                                           105         (863)
                                                       ------       ------
   Net income (loss)                                  $   149      $(1,348)
                                                       ======       ======
   Net income (loss) per common share
     (based on 6,838,606 and 4,436,843
     weighted average common shares
     outstanding, respectively):                      $  0.02      $ (0.30)
                                                       ======      =======

  See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                       For the 6 months
                                                      ended FEBRUARY 29,
                                                        1996         1995

   Revenues                                          $ 25,684     $ 20,082

   Cost of sales                                       11,188       10,368
                                                       ------       ------
   Gross profit                                        14,496        9,714

   Costs and expenses:
      Selling, general and administrative               2,088        1,020
      Interest                                          1,338        2,068
                                                       ------       ------
         Total costs and expenses                       3,426        3,088
                                                       ------       ------
   Income before income taxes                          11,070        6,626

   Income taxes                                         4,351        2,610
                                                       ------       ------
   Net income                                        $  6,719     $  4,016
                                                     ========     ========
   Net income per common share
      (based on 6,814,846 and 4,457,984
      weighted average common shares
      outstanding, respectively):                    $   0.99     $   0.90
                                                     ========     ========

  See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                            For the 6 months
                                                           Ended FEBRUARY 29,
                                                           1996         1995
   Cash flows from operating activities:
      Net income                                          $ 6,719     $ 4,016
      Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and amortization                    1,905       1,655
           Changes in assets and liabilities:
             Receivables and other current assets         (17,446)    (11,616)
             Inventories                                      202       2,277
             Accounts payable and accrued liabilities         141       1,125
             Deferred income taxes                          4,309       2,693
                                                           ------      ------
               Net cash used for operating activities      (4,170)        150
                                                           ------      ------
   Investing activities:
      Acquisitions of cranberry operations                     --      (5,046)
      Property and equipment additions, net                (6,298)     (3,333)
      Investments                                           1,259       1,260
      Other                                                  (288)       (161)
                                                           ------      ------
               Net cash used for investing activities      (5,327)     (7,280)
                                                           ------      ------
   Financing activities:
      Increase in debt                                      5,733       7,298
      Dividends paid                                         (926)       (597)
      Net proceeds from common stock offering               4,021          --
      Other                                                   508         (18)
                                                           ------      ------
               Net cash provided by financing activities    9,336       6,683
                                                           ------      ------
   Net decrease in cash and cash equivalents                 (161)       (447)

   Cash and cash equivalents:
      Beginning of period                                     361         518
                                                           ------      ------
      End of period                                       $   200     $    71
                                                          =======     =======
   Supplemental disclosures of cash flow information:
      Cash paid for:
         Interest (net of amount capitalized)             $ 1,290     $ 1,555
                                                          =======     =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.   BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of February 29, 1996, and its results of operations and cash flows for the three and six-month periods ended February 29, 1996 and 1995, respectively. The Company's consolidated balance sheet as of March 31, 1995 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

   NOTE 2.   CHANGE IN ACCOUNTING METHOD

             Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management of the Company believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. The pro forma effects for the six months ended February 28, 1995, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the reported net income by $707,000 or $0.16 per share.

   NOTE 3.   CHANGE IN FISCAL YEAR

             In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the anticipated new annual business cycle expected to result from the implementation of its strategy. Also, the change in fiscal year end should best match the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the anticipated sales of the consumer products produced from such crop. As a result of the changed fiscal year end, the Company is reporting its results of operations and financial condition for its fiscal 1996 second quarter ending on February 29, 1996. In the future, the Company will report its results of operations and financial condition for the fiscal quarters ending on November 30, February 28, or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year ending on August 31.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

             The Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the expected new annual business cycle resulting from the implementation of its current business strategy of beginning to market and sell value-added cranberry juice. As a result, the Company is reporting its results of operations and financial condition for the three- and six-month periods ended February 29, 1996. In the future, the Company will report its results of operations and financial condition for the respective fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year end ending on August 31.

             Historically, most of the Company's annual revenues have been recorded during the fiscal quarter in which the fall harvest took place, having been derived primarily from seasonal fresh fruit sales and the contracted sale of processed fruit to major independent processors of private label cranberry products. While the Company will still recognize the majority of its revenues for the current fiscal year during this period, it expects to generate additional revenues in subsequent quarters through the sale of frozen raw cranberries and the continuing initial
   rollout of its Northland brand 100% juice products.   As a result of the
   changing nature of the Company's business from the ongoing implementation of its "marsh to market" vertical integration strategy, together with the impact of its change in accounting method and change in fiscal year end and fiscal quarterly periods (see Notes 2 and 3, respectively, of Notes to Condensed Consolidated Financial Statements) comparisons between fiscal 1996 interim results and results of the prior year's comparable periods are not particularly meaningful or informative.

             Total revenues for the Company's fiscal 1996 second quarter were $4.0 million, a $2.3 million increase from $1.7 million in total revenues during the same period in the prior fiscal year. Total revenues for the six months ended February 29, 1996 were $25.7 million, a $5.6 million increase from $20.1 million in total revenues for the six month period ended February 28, 1995. The increased revenues for fiscal 1996 were primarily due to increased cranberry sales. The increase in second quarter revenues was primarily due to the Company's sales of frozen raw cranberries to institutional customers. Prices for bulk sales of fruit have increased for fiscal 1996 as a result of the poor 1995 fall cranberry harvest and seasonal industry scarcity. The Company's continuing initial rollout of its Northland brand 100% juice products also contributed to the second quarter revenue increase. Revenues for the six months ended February 29, 1996 increased due to the second quarter sales of frozen raw cranberries and a 13% increase in barrels harvested in the first quarter of fiscal 1996 resulting in increased sales of processed fruit under its supply agreements with two independent processers and increased sales volume of higher margin fresh cranberries. Revenues during this six-month period also benefited from the introductory sales of the Company's juice products.

             For the three- and six-month periods ended February 29, 1996 cost of sales were $1.9 million and $11.2 million, respectively. Cost of sales for the three- and six-month periods ended February 28, 1995 were $2.1 million and $10.4 million, respectively. As a result of the Company's changing nature and change in accounting method, as described above, comparison between periods is not particularly meaningful or informative.

             Selling, general and administrative expenses were $1.1 million and $2.1 million for the three and six-month periods ended February 29, 1996, compared to $667,000 and $1.0 million during the same periods in the prior fiscal year. The increase was due primarily to additional costs associated with increased compensation and related expenses partially attributable to the Company's growth in productive acreage and the Company's preparation to enter the branded juice market. Interest expense was $722,000 and $1.3 million for the three and six-month periods ended February 29, 1996 compared to $1.1 million and $2.1 million during the same periods in fiscal 1995. The decrease in interest expense was due to decreased debt levels which resulted from proceeds generated by the Company's August 1995 public offering and sale of 2,300,000 Class A common shares of stock.

             For the second quarter of fiscal 1996, the Company reported net income of $149,000, or $0.02 per share compared to a net loss of $1.3 million, or $0.30 per share during the same period last year. For the first six months of fiscal 1996, the Company reported net income of $6.7 million, or $0.99 per share compared to net income of $4.0 million, or $0.90 per share during the same prior year period.

   FINANCIAL CONDITION

             The Company's current ratio was 2.72 to 1 at February 29, 1996, compared to 0.67 to 1 at March 31, 1995. The increase in the Company's current ratio was primarily due to accounts receivable generated through the sale of its fiscal 1996 cranberry crop. The Company has historically recorded virtually all of its revenue and resulting accounts receivable in the fall of the year when its harvested crop was sold under its supply contracts with independent processors. Such contracts expired in March 1996 when the Company received $14.2 million in full payment for its harvested crop. The resulting cash received from such payments was used to reduce indebtedness. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements through its growing season. As of February 29, 1996, the principal amount outstanding under the Company's revolving credit facility was $16.0 million. The Company currently has an additional $19.0 million available under its credit facilities with a syndicate of regional banks until August 1997 as follows: (i) $5.0 million available under the Company's revolving credit facility; (ii) $10.0 million available under the Company's acquisition credit facility; and
   (iii) $4.0 million available under a term credit facility. Under these credit facilities, interest is payable at the Company's option at the bank's domestic rate, the banks offered rate, or an adjusted LIBOR rate, plus applicable rate margin (1.25% for the revolving credit facility and 2.0% for the acquisition credit and term facilities). The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1996.

             Net cash used for operating activities increased to $4.2 million in the first six months of fiscal 1996 compared to $150,000 provided by operating activities in the same period in fiscal 1995. This reflected a net change of $5.8 million in receivables and other current assets, offset by a $2.7 million increase in net income. The change in receivables and other current assets was due principally to the harvest and sale of the Company's fiscal 1996 cranberry crop.

             Net cash used for investing activities decreased during the six-month period ended February 29, 1996 to $5.3 million from $7.3 million during the same period in the prior fiscal year. The decrease in fiscal 1996 investing activities was due to a $2.9 million increase in property and equipment additions in fiscal 1996 partially offset by the fiscal 1995 $5.0 million acquisition of cranberry operations. Fiscal 1996 property and equipment additions were $6.3 million compared to property and equipment additions of $3.4 million in fiscal 1995. Property and equipment additions in fiscal 1996 included (i) $1.6 million for fixed asset additions and upgrades; (ii) $1.1 million to cultivate and maintain 329 pre-productive acres; (iii) $700,000 to improve the Company's fresh fruit handling facilities; and (iv) $2.9 million for construction of the Company's concentrate manufacturing facility. Total cost of the concentrate manufacturing facility is estimated at $4.5 million, with completion scheduled for May 1996. On March 15, 1996, the Company completed the $3.05 million acquisition of a 55-acre cranberry property located in Central Wisconsin.

             Net cash provided by financing activities increased to $9.3 million in the six-month period ended February 29, 1996, from $6.7 million during the same period in the prior fiscal year. The Company's total debt (including current portion) was $57.3 million at February 29, 1996 for a total debt-to-equity ratio of 0.83 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.78 to 1 at March 31, 1995. The Company used the $30.4 million of net proceeds from its public sale of 2,300,000 Class A shares in August and September of 1995 to repay the principal and accrued interest then outstanding under the Company's credit facilities.

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

                    NORTHLAND CRANBERRIES, INC.

   DATE: April 15, 1996               By: /s/ John Pazurek
                                          John Pazurek
                                          Vice President - Finance, Treasurer
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.                   Description

         27              Financial Data Schedule