Form 10-Q
period 1996-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 1996-07-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended         May 31, 1996

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

   Class A Common Stock                  July 10, 1996              6,367,143

   Class B Common Stock                  July 10, 1996                318,101

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX
                                                                       Page
   PART I.       FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets . . . . . . .      3

                 Condensed Consolidated Statements of Operations . .    4-5

                 Condensed Consolidated Statements of Cash Flow. . .      6

                 Notes to Condensed Consolidated Financial
                 Statements. . . . . . . . . . . . . . . . . . . . .      7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . .   8-10

   PART II.      OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .     11

   SIGNATURE     . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                  (Unaudited)
                                                      MAY 31,     MARCH 31,
                                                         1996          1995
   Current assets:
      Cash and cash equivalents                     $     182     $     223
      Accounts and notes receivable                     3,736         1,855
      Investments                                       1,260         1,260
      Inventories                                       4,085           853
      Deferred costs of growing crop                    5,744            --
      Other                                               642         1,249
      Deferred income taxes                             4,198         1,306
                                                    ---------     ---------
         Total current assets                          19,847         6,746
                                                    ---------     ---------
   Property and equipment - at cost                   131,925       108,649
      Less accumulated depreciation                    17,572        13,458
                                                    ---------     ---------
         Net property and equipment                   114,353        95,191

   Investments                                          1,260         2,519
   Leasehold interests, net                             1,237         1,421
   Other                                                2,213         1,868
                                                    ---------     ---------
   Total assets                                     $ 138,910     $ 107,745
                                                    =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                              $   1,959     $   1,982
      Accrued liabilities                               4,244         2,384
      Current portion of long-term obligations          9,108         5,802
                                                    ---------     ---------
         Total current liabilities                     15,311        10,168

   Long-term obligations                               41,685        55,793
   Deferred income taxes                               12,054         7,157
                                                    ---------     ---------
         Total liabilities                             69,050        73,118
                                                    ---------     ---------
   Shareholders' equity:
      Common stock - Class A                               64            40
      Common stock - Class B                                3             3
      Additional paid-in capital                       59,850        28,908
      Retained earnings                                 9,943         5,676
                                                    ---------     ---------
         Total shareholders' equity                    69,860        34,627
                                                    ---------     ---------
   Total liabilities and shareholders's equity      $ 138,910     $ 107,745
                                                    =========     =========

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                       For the 3 months
                                                        ended MAY 31,
                                                       1996         1995

   Revenues                                         $  6,675      $   652

   Cost of sales                                       2,772        1,244
                                                    --------      -------
   Gross profit (loss)                                 3,903         (592)

   Costs and expenses:
      Selling, general and administrative              1,808          668
      Interest                                           660        1,083
                                                    --------      -------
         Total costs and expenses                      2,468        1,751
                                                    --------      -------
   Income (loss) before income taxes                   1,435       (2,343)

   Income taxes                                          580         (910)
                                                    --------      -------
   Net income (loss) before cumulative
     effect of change in accounting method               855       (1,433)

   Cumulative effect of change in
     accounting method                                    --        1,249
                                                    --------      -------
   Net income (loss)                                $    855      $  (184)
                                                    ========      =======
   Net income (loss) per common share
     (based on 6,896,078 and 4,466,317
     weighted average common shares
     outstanding, respectively):

         Income (loss) before cumulative effect
           of change in accounting method           $   0.12      $ (0.32)

         Cumulative effect of change in
           accounting method                              --         0.28
                                                    --------      -------
   Net income (loss) per common share               $   0.12      $ (0.04)
                                                    ========      =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                       For the 9 months
                                                        ended MAY 31,
                                                       1996          1995

   Revenues                                         $ 32,359      $ 20,734

   Cost of sales                                      13,748        11,602
                                                    --------      --------
   Gross profit                                       18,611         9,132

   Costs and expenses:
      Selling, general and administrative              4,108         1,698
      Interest                                         1,998         3,152
                                                    --------      --------
         Total costs and expenses                      6,106         4,850
                                                    --------      --------
   Income before income taxes                         12,505         4,282

   Income taxes                                        4,931         1,700
                                                    --------      --------
   Net income before cumulative effect
     of change in accounting method                    7,574         2,582

   Cumulative effect of change in
     accounting method                                    --         1,249
                                                    --------      --------
   Net income                                       $  7,574      $  3,831
                                                    ========      ========
   Net income per common share (based
     on 6,876,704 and 4,460,769 weighted
     average common shares outstanding,
     respectively):

         Income before cumulative effect of
           change in accounting method              $   1.10      $   0.58

         Cumulative effect of change in
           accounting method                              --          0.28
                                                    --------      --------
   Net income per common share                          1.10      $   0.86
                                                    ========      ========

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)
                                                           For the 9 months
                                                            ended MAY 31,
                                                            1996       1995
   Cash flows from operating activities:
      Net income                                         $  7,574    $ 3,831
      Cumulative effect of change in accounting method         --     (1,249)
      Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                      2,942      2,489
         Changes in assets and liabilities:
            Receivables and other current assets           (3,082)      (460)
            Inventories                                    (2,549)      (626)
            Accounts payable and accrued liabilities        1,673      1,643
            Deferred income taxes                           2,888      2,482
                                                         --------    -------
                  Net cash provided by operating
                    activities                              9,446      8,110
                                                         --------    -------
   Investing activities:
      Acquisitions of cranberry operations                 (2,050)    (5,046)
      Property and equipment additions, net                (9,863)    (6,052)
      Investments                                           1,259      1,260
      Other                                                   332)       148)
                                                         --------    -------
                  Net cash used for investing
                  activities                              (10,986)    (9,986)
                                                         --------    -------
   Financing activities:
      Increase (decrease) in debt                          (1,798)     2,417
      Dividends paid                                       (1,391)      (897)
      Net proceeds from common stock offering               4,016         --
      Other                                                   534        (23)
                                                         --------    -------
                  Net cash provided by financing
                     activities                             1,361      1,497
                                                         --------    -------
   Net decrease in cash and cash equivalents                 (179)      (379)

   Cash and cash equivalents:
      Beginning of period                                     361        518
                                                         --------    -------
      End of period                                      $     82    $   139
                                                         ========    =======
   Supplemental disclosures of cash flow information:
      Cash paid for:
         Interest (net of amount capilatized)            $  1,548    $ 2,568
                                                         ========    =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.   BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1996, and its results of operations and cash flows for the three and nine-month periods ended May 31, 1996 and 1995, respectively. The Company's consolidated balance sheet as of March 31, 1995 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

   NOTE 2.   CHANGE IN ACCOUNTING METHOD

             Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year,which management of the Company believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. The pro forma effects for the nine months ended May 31, 1995, assuming the change had been in effect prior to and throughout such period and without taking into account the cumulative effect of such change, would have been to reduce the Company's reported net income for such period by $1.7 million or $0.40 per share.

   NOTE 3.   CHANGE IN FISCAL YEAR

             In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the anticipated new annual business cycle expected to result from the implementation of its strategy. Also, the change in fiscal year end should best match the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the anticipated sales of the consumer products produced from such crop. As a result of the changed fiscal year end, the Company is reporting its results of operations and financial condition for its fiscal 1996 third quarter ending on May 31, 1996. In the future, the Company will report its results of operations and financial condition for the fiscal quarters ending on November 30, February 28, or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year ending on August 31.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

             The Company has changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the expected new annual business cycle resulting from the implementation of its current business strategy of beginning to market and sell value-added cranberry juice. As a result, the Company is reporting its results of operations and financial condition for the three-and nine-month periods ended May 31, 1996. In the future, the Company will report its results of operations and financial condition for the respective fiscal quarters ending on November 30, February 28 or 29 and May 31 of each fiscal year, and for its fourth fiscal quarter and fiscal year end ending on August 31.

             Historically, most of the Company's annual revenues have been recorded during the fiscal quarter in which the fall harvest took place, with such revenues having been derived primarily from seasonal fresh fruit sales and the contracted sale of processed fruit to major independent processors of private label cranberry products. While the Company will still recognize the majority of its revenues for the current fiscal year during this period, it has generated additional revenues in subsequent quarters through the sale of frozen raw cranberries and the continuing
   initial rollout of its Northland brand 100% juice products.   As a result
   of the changing nature of the Company's business from the ongoing implementation of its "marsh to market" vertical integration strategy together with the impact of its change in accounting method and change in fiscal year end and fiscal quarterly periods (see Notes 2 and 3, respectively, of Notes to Condensed Consolidated Financial Statements) comparisons between fiscal 1996 interim results and results of the prior year's comparable periods are not particularly meaningful or informative.

             Total revenues for the Company's fiscal 1996 third quarter were $6.7 million, a $6.0 million increase from $652,000 in total revenues during the same period in the prior fiscal year. Total revenues for the nine months ended May 31, 1996 were $32.4 million, a $11.7 million increase from $20.7 million in total revenues for the nine-month period ended May 31, 1995. The increased revenues for fiscal 1996 were primarily due to increased cranberry sales. The increase in third quarter revenues was primarily due to the Company's sales of frozen raw cranberries to institutional customers. Prices for bulk sales of fruit have increased for fiscal 1996 as a result of the industry's poor 1995 fall cranberry harvest as well as normal seasonal industry scarcity during the period. The Company's continuing initial rollout of its Northland brand 100% juice products also contributed to the third quarter revenue increase. As of May 31, 1996, the Company had only limited additional cranberry inventories available for subsequent sale on the spot-market for raw cranberries. As a result of this circumstance, and the continuing expenses of introducing the Company's juice products, the Company expects to incur a net loss for the fourth quarter of fiscal 1996. Revenues for the nine months ended May 31, 1996 increased due to the third quarter sales of frozen raw cranberries and a 13% increase in barrels harvested in the first quarter of fiscal 1996 resulting in increased sales of processed fruit under its supply agreements with two independent processers and increased sales volume of higher margin fresh cranberries. Revenues during this nine-month period also benefited from the introductory sales of the Company's juice products.

             For the three-and nine-month periods ended May 31, 1996, cost of sales was $2.8 million and $13.7 million, respectively. Cost of sales for the three-and nine-month periods ended May 31, 1995 was $1.2 million and $11.6 million, respectively. As a result of the Company's changing nature and change in accounting method, as described above, comparisons between periods are not particularly meaningful or informative.

             Selling, general and administrative expenses were $1.8 million and $4.1 million for the three-and nine-month periods ended May 31, 1996, compared to $668,000 and $1.7 million during the same periods in the prior fiscal year. The increase was due primarily to additional costs associated with increased compensation and related expenses partially attributable to the Company's growth in productive acreage and the Company's preparation to enter the branded juice market. Interest expense was $660,000 and $2.0 million for the three-and nine-month periods ended May 31, 1996 compared to $1.1 million and $3.2 million during the same periods in fiscal 1995. The decrease in interest expense was due to decreased debt levels which resulted from the application of proceeds generated by the Company's August 1995 public offering and sale of 2,300,000 Class A common shares of stock.

             For the third quarter of fiscal 1996, the Company reported net income of $855,000, or $0.12 per share, compared to a net loss of $184,000, or $0.04 per share, during the same period last year. For the first nine months of fiscal 1996, the Company reported net income of $7.6 million, or $1.10 per share, compared to net income of $3.8 million, or $0.86 per share, during the same prior year period.

   FINANCIAL CONDITION

             Net cash provided by operating activities increased to $9.4 million in the first nine months of fiscal 1996 compared to $8.1 million provided by operating activities in the same period in fiscal 1995. The increase principally was the result of changes in cash flows related to increased net income partially offset by an increase in accounts receivable. The increase in accounts receivable is the result of the changing nature of the Company's business and is primarily due to sales of frozen raw cranberries and sales of the Company's branded 100% juice products in the latter part of the third quarter.

             Net cash used for investing activities increased during the nine-month period ended May 31, 1996 to $11.0 million from $10.0 million during the same period in the prior fiscal year. The increase in fiscal 1996 investing activities was due primarily to a $3.8 million increase in property and equipment additions in fiscal 1996 partially offset by $3.0 million decrease in the acquisitions of cranberry operations. Fiscal 1996 property and equipment additions were $9.9 million compared to property and equipment additions of $6.1 million in fiscal 1995. Property and equipment additions in fiscal 1996 included: (i) $2.7 million for fixed asset additions and upgrades; (ii) $1.8 million to cultivate and maintain 329 pre-productive acres; (iii) $1.6 million to improve the Company's fruit handling facilities; and (iv) $3.8 million for construction of the Company's concentrate manufacturing facility. On March 15, 1996, the Company completed the $3.05 million acquisition of a 55-acre cranberry property located in Central Wisconsin. The acquisition was financed with $2.05 million in cash and $1.0 million in a seller financed demand note at 7% interest. On July 8, 1996, the Company completed the acquisition of a 74-acre cranberry property located in Northern Wisconsin. The total cost of the acquistion was $4.4 million in cash and 16,807 shares of the Company's Class A Common Stock.

             Net cash provided by financing activities was $1.4 million in the nine-month period ended May 31, 1996, compared to $1.5 million during the same period in the prior fiscal year. The Company's total debt (including current portion) was $50.8 million at May 31, 1996 for a total debt-to-equity ratio of 0.73 to 1 compared to total debt of $61.6 million and a total debt-to-equity ratio of 1.78 to 1 at March 31, 1995. The Company used the $30.4 million of net proceeds from its public sale of 2,300,000 Class A shares in August and September of 1995 to repay the principal and accrued interest then outstanding under the Company's credit facilities. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements throughout its growing season. As of May 31, 1996, the principal amount outstanding under the Company's revolving credit facility was $6.7 million, with an additional $23.1 million available under its credit facilities with a syndicate of regional banks until August 1997 as follows: (i) $14.3 million available under the Company's revolving credit facility; (ii) $4.8 million available under the Company's acquisition credit facility; and (iii) $4.0 million available under a term credit facility. The Company utilized an additional $4.4 million under its acquisition credit facility to fund the July 8, 1996 acquisition of a 74-acre cranberry property. Under these credit facilities, interest is payable at the Company's option at the bank's domestic rate, the banks offered rate, or an adjusted LIBOR rate, plus applicable rate margin (1.25% for the revolving credit facility and 2.0% for the acquisition credit and term facilities). The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1996.

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

                                NORTHLAND CRANBERRIES, INC.

   DATE: July 15, 1996          By: /s/ John Pazurek
                                    John Pazurek
                                    Vice President - Finance, Treasurer
                                     and Chief Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.           Description

       27          Financial Data Schedule