Form 10-K405
period 1996-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 1996-11-27
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended August 31, 1996
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________

                         Commission file number 0-16130

                           Northland Cranberries, Inc.
             (Exact name of registrant as specified in its charter)

                  Wisconsin                          39-1583759
       (State of other jurisdiction of            (I.R.S. Employer
        incorporation or organization            Identification No.)

            800 First Avenue South
                P. O. Box 8020
         Wisconsin Rapids, Wisconsin                 54495-8020
       (Address of principal executive               (Zip Code)
                   offices)

   Registrant's telephone number, including area code:  (715) 424-4444

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X]         No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 22, 1996:
                                  $305,926,069

   Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 22, 1996:

            Class A Common Stock, $.01 par value:  13,055,300 shares
              Class B Common Stock, $.01 par value: 636,202 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

   Proxy Statement for 1997 annual meeting of shareholders scheduled to be held January 8, 1997 (Part III, to the extent indicated therein).

                                     PART I

                Special Note Regarding Forward-Looking Statements

             Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes words such as the Company "believes," "anticipates," "expects" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

             Except as set forth and described in Note 4 of Notes to Consolidated Financial Statements, all share data appearing in this Form 10-K has been adjusted where necessary to reflect the Company's two-for-one stock split effected in the form of a 100% stock dividend on September 3, 1996 on both its Class A and Class B Common Stock.

   Item 1.   Business.

                                     General

             Northland Cranberries, Inc. ("Company" or "Northland") is a vertically integrated grower, processor and marketer of cranberries and value-added consumer cranberry products. With 24 cranberry producing marshes owned or operated in Wisconsin and Massachusetts as of September 30, 1996, Northland is also the world's largest cranberry grower.

             Since 1993, when Northland first began implementing its "marsh to market" vertical integration strategy by introducing its own Northland brand fresh cranberries, this strategy has been and continues to be the principal strategic focus of the Company. The Company's marsh to market strategy involves maximizing its earnings potential by increasing its direct control over all aspects of its supply and distribution of cranberries and consumer cranberry products. Specifically, this strategy includes growing its own cranberry crop (and buying cranberries from others), processing its grown and purchased cranberries into single strength cranberry juice or cranberry concentrate, and marketing and selling fresh cranberries, frozen cranberries, cranberry concentrate and consumer cranberry products.

             In fiscal 1996, the Company extended its marsh to market strategy by introducing Northland brand 100% cranberry juice blends on a limited basis to selected markets. As of August 31, 1996, Northland's blended cranberry juice product line was available in 18 major markets in the Midwest and other selected cities nationwide. With the added flexibility in fiscal 1997 of not having a substantial majority of its crop contractually committed at fixed prices to other processors as in prior years, the Company intends to direct its cranberry supply into the most favorable available product mix, while continuing to expand its marketing and sales efforts for Northland brand 100% cranberry juice blends and explore other new products and markets. In fiscal 1997, the Company intends to continue its national rollout of branded juice products into a significant number of new major markets. The Company believes that the imbalance which existed in fiscal 1996 between the limited supply and increasing demand for cranberries and derivative consumer cranberry products will likely continue in fiscal 1997. The Company expects that this imbalance will likely allow it the opportunity to recognize increased profits by selling cranberry juice, concentrate or frozen cranberries to other marketers of cranberry-based consumer products at favorable prices.

        The Company believes that the successful implementation of its marsh to market strategy will help reduce its dependence upon the size of its annual fall cranberry crop. The Company believes that its annual harvest results, while still remaining an important element of its marsh to market strategy, will become less critical as it supplements its supply through crop purchase agreements and exercises greater direct control over the sale of its cranberry supply.

                                Cranberry Supply
        General

             The Company believes that the first essential factor in successfully implementing its marsh to market strategy is controlling a significant and reliable supply of cranberries through its own growing efforts and purchasing cranberries from other growers. Over the past several years, the supply of cranberries has not been sufficient to meet demand and, therefore, processors and marketers of cranberry-based consumer products not having the benefits of a significant reliable supply of cranberries have experienced increased competitive constraints. According to the Cranberry Marketing Committee of the United States Department of Agriculture (the "CMC"), the industry-wide fall 1996 harvest was less than expected. Based on CMC data, existing industry-wide cranberry inventories as of August 31, 1996 were at the lowest levels in the past five years. The Company believes that the lower than expected fall 1996 industry-wide crop harvest and the reduced industry levels of existing raw cranberry inventories means that the supply of cranberries will likely continue to be limited compared to demand in fiscal 1997. Additionally, the combination of federal and state environmental regulations which currently restrict the development of wetlands and the long lead-time and significant capital costs required to develop new marshes to full productivity have restricted the planting of significant additional cranberry producing acreage in the United States. Northland also believes that demand for cranberry products will continue to increase based in part on perceived consumer trends towards buying more nutritious and healthful foods and beverages as well as the effects of continued heavy advertising expenditures (which include the Company's regional media advertising efforts) and expanded new cranberry product offerings introduced by well-recognized consumer food products and beverage companies like Ocean Spray Cranberries, Inc. ("Ocean Spray"). Because cranberries are in limited supply, Northland believes it has a competitive advantage over other independent (i.e., non-Ocean Spray) cranberry juice product processors and marketers since its position as the world's largest single grower of cranberries gives it the capability to supply itself internally with a significant and reliable source of raw cranberries rather than having to rely on third party suppliers.

        Internally Grown and Purchased Supply

             Northland is the world's largest single cranberry grower, with more planted acres of cranberries owned or leased than any other grower. As of September 30, 1996, Northland owned or operated approximately 2,476 cranberry producing acres of land in Wisconsin and Massachusetts. The Company utilizes its significant internal harvest of raw cranberries from its owned and operated acres for substantially all of its fruit distribution needs. In the fall of 1995 (i.e., fiscal 1996), the Company harvested 287,000 barrels from 1,935 harvested acres on 21 marshes.

             Similar to industry-wide results, the Company's fall 1996 harvest was less than expected. This lower than expected harvest was due in large part to the small berry size and the nearly 30% reduction in yields throughout northern Wisconsin caused by very cold spring and early summer weather, combined with the carryover effects in Massachusetts from the near drought conditions experienced in 1995. Despite being smaller than expectations, the fall 1996 harvest of 293,000 barrels from 2,213 harvested acres was nevertheless a record harvest for the Company.

             As a secondary source of supply, the Company also purchases raw cranberries from other growers to supplement its own harvested crop. The Company has entered into multi-year crop purchase contracts with 17 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 805 productive acres. The Company expects the quantity of cranberries purchased under its existing contracts to increase in future years as the contracted marsh acreage matures and becomes more productive. The Company plans to continue attempting to enter into additional crop purchase contracts with independent growers as part of its strategy to increase its available supply of cranberries.

             The following table shows certain information regarding the Company's cranberry marshes and production for the crop years indicated.


                                                                      Crop Year (1)

                                     1996           1995            1994           1993           1992           1991
                                 (24 Marshes)   (21 Marshes)    (21 Marshes)   (18 Marshes)   (15 Marshes)   (15 Marshes)

    Total planted acres . . .         2,476            2,264          2,257           1,982         1,500          1,433

    Total acres
     harvested(2) . . . . . .         2,213            1,935          1,813           1,519         1,114            958

    Total barrels of
     production . . . . . . .       293,000          287,000        254,000         192,000       130,266        166,531

   _____________________________

   (1) A crop year commences on November 1 of a given calendar year and ends on October 31 of the following year and is designated by the calendar year in which the crop year ends (i.e., the 1996 crop year begins on November 1, 1995 and ends on October 31,
        1996).

   (2) Includes only acres which are at least four years old and on which vines have not otherwise been "mowed." Cranberry vines may be mowed and then replanted on new or existing acreage to create new or renovated cranberry bogs. Although mowing prevents the harvesting of berries from such acres for that season, the mowed acres grow back and typically produce a modest crop in the year after mowing and a normal crop in the second year after mowing.


             In fiscal 1996, the Company delivered a substantial majority of its cranberry crop to two independent private label fruit juice processors at fixed prices under supply agreements which expired in March 1996.
   Since the two agreements are no longer in effect, the Company believes it will have the ability in fiscal 1997 to better react to prevailing market conditions and thereby direct its cranberry crop to products and uses which can better maximize its profitability. The Company also believes this move away from supplying private label producers under fixed priced, long-term contracts will allow the Company to better support its entry into the branded cranberry juice market, as well as allow it to begin reducing its historical earnings volatility caused by fluctuations in harvest levels.

             As a result of existing regulatory constraints on the development of wetlands, the Company does not anticipate planting significant additional domestic acreage in the near future. The Company plans to increase its internal supply largely through pursuing additional marsh property acquisitions and crop purchase agreements.

        Increasing Internal Supply through Marsh Acquisitions

             For the period from immediately prior to its initial public stock offering in August 1987 through September 30, 1996, Northland has pursued an aggressive business strategy of increasing its internal cranberry supply through marsh acquisitions. Over this period, the Company has added 19 marsh properties and 2,138 cranberry producing acres. In fiscal 1996, the Company acquired two separate marsh properties in Wisconsin consisting of a total of 129 cranberry-producing acres. Shortly after the end of fiscal 1996, the Company completed the acquisition of another Wisconsin marsh containing 108 cranberry-producing acres. These acquisitions increased the Company's total planted acreage as of September 30, 1996 to approximately 2,476 acres on 24 properties, with over 22,000 total support acres.

             The Company intends to continue pursuing the expansion of its productive capacity through the cost-effective acquisition or lease of additional cranberry marshes. To better facilitate this strategy, the Company filed a shelf registration statement with the Securities and Exchange Commission on July 22, 1996, allowing the Company to issue up to 1,000,000 shares of its Class A Common Stock from time to time in connection with completing future marsh or property acquisitions. The shelf registration statement should assist the Company in acquiring additional marshes by allowing the Company to issue publicly-tradable shares of Class A Common Stock as part of the purchase price for such acquisitions. As of September 30, 1996, a total of 830,986 shares remained available for issuance under the Company's shelf registration statement to facilitate further marsh acquisitions.

        International Initiatives

             In further exploration of opportunities to increase its raw cranberry supply, the Company is involved in certain international supply initiatives and is exploring certain overseas supply opportunities. In May 1993, Northland planted approximately 7.5 acres with various high-yielding cranberry vine varieties on acidic peat bogs in Ireland. The bogs are controlled by Bord na Mona, an Irish state-owned enterprise. If the project is ultimately successful, Northland and Bord na Mona have the option to enter into a joint venture to develop a minimum of 500 additional acres of cranberry beds, plus additional supporting acreage. While current indications are that the planted vines may successfully sustain limited cranberry growth, it still is too early in the maturation process to judge definitively the potential yield capabilities of these vines at maturity. Due to the length of time cranberry beds require to mature, the Company anticipates that the project will not have any material impact on the Company, if at all, until at least fiscal 1997 when a determination may be made to develop additional acres. Even if a determination is then made to develop additional acreage, it would be at least four years from the date of planting before the Company could begin realizing any benefits of additional cranberry supplies from this project.

             The Company has also entered into a multi-year contract with the largest cranberry grower in Chile to purchase 20% of that grower's annual harvested crop. As a result of difficult growing conditions, the number of cranberries produced by this grower has been inconsequential to date. The Company also continues to explore potential opportunities to develop cranberry-producing acres in several countries in Eastern Europe, as well as in Russia. The Company does not anticipate that these opportunities will produce any material financial benefit to the Company in the near future.

        Environmental Factors in Cranberry Production

             The quality and quantity of cranberries produced in any given year is dependent upon certain external environmental factors over which the Company has little or no control. Extremes or significant variations in temperature, excessive or inadequate precipitation levels, storms and hail, or crop infestations can all adversely impact the production (as well as the vine maturation process) in any crop year or years. While the Company has attempted to mitigate the adverse effects that these factors may have on its internal cranberry production, the Company's cranberry production still remains very substantially subject to these agricultural factors.

             In addition to some geographical diversity in the location of its marshes, the Company maintains federally-subsidized multi-peril crop insurance coverage for all of its marshes as part of its efforts to minimize the effects of adverse agricultural occurrences. The policies insure against unavoidable loss of production resulting from adverse agricultural conditions, including hail, fire, insects, plant disease, wildlife, human tampering and malicious damage to the bogs and the failure of an irrigation system water supply due to an unavoidable cause. Each of these multi-peril policies insures up to 75%, the maximum coverage currently available, of the previous 10 years' average crop yield on the covered marsh's insured acreage at an effective rate for fiscal 1996 of $52 per barrel of insured lost production (rather than the price which could have been received by actually harvesting and delivering or selling such barrel). These insurance policies do not cover destruction or spoilage of the Company's crop after its harvest. The Company received $737,721, $1,078,000 and $988,790 of multi-peril crop insurance proceeds in fiscal 1996, 1995 and 1994, respectively, and paid multi-peril insurance premiums of $563,789, $421,094 and $231,143 in those years respectively.

                           Processing and Distribution

             Another integral part of the Company's marsh to market strategy is its new expanded capability to internally process its harvested and purchased cranberries. In fiscal 1996, the Company constructed a 16,000 square foot cranberry juice concentrating and processing facility in Wisconsin Rapids, Wisconsin to supplement the Company's existing principal processing and storage facility in Wisconsin Rapids and its smaller processing facility in Hanson, Massachusetts. The new concentrating plant has the capacity to concentrate juice from up to 400,000 barrels of raw cranberries annually. The Company believes this new capability will greatly increase its ability to control the distribution and sale of its branded juice products and other value-added consumer cranberry products by eliminating the need for third party concentrators.

             Cranberries harvested from the Company's marshes or purchased from independent suppliers are brought to the Company's receiving facilities in Wisconsin Rapids. Completed in 1993 and expanded in 1995, the receiving station is capable of cleaning, drying and electronically color sorting incoming fresh fruit. Raw cranberries which are to be sold as fresh fruit during the Thanksgiving and Christmas holiday season are stored in a temperature-controlled facility until they are hand-sorted, packaged and distributed to food brokers, wholesalers or supermarkets for sale as Northland brand fresh cranberries. Raw cranberries which are to be used to make consumer cranberry products are cleaned, sorted and stored in the Company's 65,000 square foot freezer facility until they are sent to the newly-constructed concentrating facility. The concentrating facility processes raw cranberries into concentrate or single-strength juice. Concentrate is sold to various manufacturers of processed consumer cranberry products. After pre-formulation with other natural ingredients, single-strength juice is distributed to co-packers and independent juice processors for bottling and packaging and eventual delivery to wholesalers and retail grocery stores as Northland brand cranberry juice products or various private label juices.

             By allowing the Company to keep more raw cranberry supply on hand to be utilized in whatever form provides the Company with the greatest profit opportunity given the prevailing market conditions, the new facility's processing capability provides the Company greater flexibility to take advantage of favorable pricing conditions caused by the imbalance between the limited available cranberry supply and increased demand for consumer cranberry products.

             The Company believes that current excess capacity in the bottling industry makes it cost-efficient to contract with regional co-packers for the processing of its branded juice and processed consumer products. In fiscal 1996, Northland entered into five-year co-packing agreements with two major food manufacturers, Seneca Foods Corporation ("Seneca") and Sunsweet Growers, Inc. ("Sunsweet") to formulate and bottle its processed cranberry blends in five strategic locations nationwide.
   The Company delivers juice processed in the new concentrating facility to these manufacturers in the form of single-strength juice which Seneca and Sunsweet then formulate, bottle and package for delivery. The Company's transportation department contracts with independent carriers to distribute the bottled products to various grocery stores and retail outlets.

                               Marketing and Sales
        Marketing

             In fiscal 1996, the Company's marketing efforts associated with the rollout of its branded juice product line resulted in Northland hiring several new and experienced marketing and management personnel from other food manufacturing companies, including a Director of Marketing, to oversee marketing of the Company's branded juice product line. The Company also hired support staff personnel to assist that effort. Several regional sales managers as well as sales directors and marketing coordinators were hired in fiscal 1996. The Company has used a mix of consumer and trade promotions to introduce and market its products in supermarkets, as well as to the general public through a regional media campaign.

             The Company has increased its marketing budget for fiscal 1997 to allow for expanded marketing efforts utilizing media, trade shows, sales presentations and various promotions aimed at increasing market penetration and the Company's name recognition. In fiscal 1997, the Company expects to continue its regional media advertising campaign in those markets where sales of its Northland brand cranberry juice blends are sufficient to make such advertising cost-effective.

        Sales

             An important business strategy of the Company in fiscal 1997 will be to expand the geographic markets for its Northland brand 100% juice products, as well as the sale of single strength juice, cranberry concentrate, frozen cranberries and other consumer cranberry products. The Company expects its juice sales to increase as a percentage of total sales in fiscal 1997 as its juice products are introduced into more markets nationally and the Company increases its marketing efforts. The Company has also retained 52 commissioned independent food brokers as of October 31, 1996 in most major geographic regions of the United States. These food brokers are supervised by a National Sales Manager, a Branded Products Sales Manager and five regional sales managers. The brokers assist in the distribution and sale of the Company's juice products.

             Since the Company is no longer contractually obligated to deliver a substantial majority of its cranberry crop to independent juice processors, it has additional flexibility to direct its supply into products which the Company hopes will better enhance its profitability.
   In fiscal 1996, reduced industry-wide cranberry supplies allowed the Company to take advantage of the imbalance between limited cranberry supply and increasing demand by selling fruit on the "spot" independent market at advantageous prices. Since the Company believes that market conditions in fiscal 1997 concerning the relationship between the limited available supply and increasing demand for cranberries will be similar to fiscal 1996, the Company plans to continue to pursue profitable spot sales opportunities.

             In addition to selling branded juice products, the Company sells Northland brand fresh cranberries to wholesale produce distributors and retail grocery companies during the Thanksgiving and Christmas holiday season. Due in part to a cooler than average summer growing season, the fall 1996 fresh cranberry crop consisted of smaller-than-average sized berries. Northland anticipates that the reduced average size of the 1996 fall fresh cranberry crop will result in the Company producing, packaging and selling less fresh fruit in fiscal 1997 than in fiscal 1996.

             Northland also sells processed cranberries in the form of concentrate to independent food and juice manufacturers for the production of processed consumer cranberry products. In fiscal 1996, the Company entered into an agreement with Rudolph Wild GmBH & Co. ("Wild") to supply Wild with cranberry concentrate for Wild's production of fruit juice and other beverages for distribution exclusively in international markets. Wild is one of Europe's largest suppliers of natural compounds for the production of soft drinks and other fruit beverages. Under the terms of the agreement, the Company is obligated to deliver to Wild the equivalent of 150,000 gallons of cranberry concentrate over the next two years at a contractually fixed price. The Company believes that its alliance with Wild, combined with its established presence in the fresh cranberry market in the United Kingdom, the Netherlands, Belgium and other European countries, provides the Company with a foundation for overseas sales and provides potential opportunities for eventual expansion into other foreign markets.

             In fiscal 1996, the Company had sales of approximately $4,700,000, or 12% of net sales, to one customer, the loss of which would not have a material adverse effect on the Company.

             As of August 31, 1996, the Company had firm orders to deliver approximately 97,000 barrels of cranberries in fiscal 1997 in the form of concentrate or single strength juice to certain independent processors and food manufacturers at various prices.

             The Company's wholly-owned subsidiary, Wildhawk, is in the business of selling chemicals and fertilizer to cranberry growers. The Company also sells cranberry vines to other independent growers. Neither Wildhawk sales nor sales of cranberry vines have recently had, nor are they expected to have, a material impact on the Company's revenues or net income.

                                   Competition

        General

             The markets for consumer cranberry products in which the Company competes are large and very competitive. Substantially all of the major markets for cranberry products in which the Company competes are dominated by Ocean Spray. Ocean Spray, an agricultural marketing cooperative entitled to limited protection under federal anti-trust laws, has over 700 member-growers, representing approximately 70% of all cranberry production in North America. Based on industry data, Ocean Spray controls approximately 60% of the branded cranberry products market and has significantly greater brand name recognition and marketing, distribution and financial resources than the Company.

        Cranberry Juice

             The Company's 100% cranberry juice blends compete principally with Ocean Spray's branded cranberry juice products, as well as the branded cranberry juice products of other distributors, private label cranberry juice products and other juice and beverage products. The Company's 100% cranberry juice blends are "premium" products competing against other juices made up of less than 100% juice. Competitors' juices use fructose and corn syrup additives as artificial sweeteners. The Company believes that its premium product formulation may provide it with a competitive advantage in the retail consumer market for juice products due to the improved taste and quality between its 100% juice products and competitors' juices which do not contain 100% juice. The Company fully anticipates that Ocean Spray will continue to take competitive actions to counter Northland's entries into the branded cranberry juice market, possibly including reducing product pricing, increasing its advertising expenditures, increasing its trade promotions and other actions. Ocean Spray has significantly more experience in the fruit juice markets, substantially greater brand name recognition and substantially greater marketing, distribution and financial resources than the Company. There can be no assurance that the Company will be successful in competing against Ocean Spray even on a limited regional basis

        Fresh Cranberries

             The Company competes with Ocean Spray and other brand label producers in the market for fresh cranberry sales during the Thanksgiving and Christmas holiday season. The Company intends to continue to compete in the fresh cranberry market depending upon market and competitive conditions. Ocean Spray has significantly more experience in the sale of branded fresh cranberries, substantially greater brand name recognition and substantially greater marketing, distribution and financial resources than the Company. There can be no assurance that the Company will be successful in competing against Ocean Spray in the fresh cranberry market.

        Private Label Cranberry Products Market

             The market for private label cranberry juice, sauce and other processed cranberry products has historically been supplied by a limited number of independent raw cranberry brokers and private label juice processors and marketers. Certain processors have significant experience in the private label fruit juice and processed cranberry products markets and have established co-packing and bottling operations, distributor networks and customer bases. Although the Company has not yet directly entered the private label market, it plans to further explore this market, depending upon future market and competitive conditions. There can be no assurance that the Company will be successful in ultimately entering this market or competing directly or indirectly against certain major independent processors. However, the Company believes that its new processing capabilities and its internal supply of raw cranberries may provide it with a competitive advantage over those independent processors that must rely on other growers and prevailing market conditions to obtain the raw cranberry supply necessary to compete in the private label market. Moreover, private label cranberry products in general compete against branded cranberry products and, in particular, the branded cranberry products of Ocean Spray. There can be no assurance that any private label processed cranberry products of the Company or its allied co-packers will be able to compete successfully against the similar branded products of Ocean Spray or others.

        Raw Cranberry Market

             Ocean Spray dominates the raw cranberry market, controlling approximately 70% of the total raw cranberry supply. Northland competes in the market for purchasing raw cranberries with other independent cranberry product handlers and processors for the raw cranberries of other independent growers. The Company has also competed with Ocean Spray in the purchase of raw cranberries by, from time to time, acquiring the marsh properties of Ocean Spray member-growers. The Company could experience increased competition for the direct purchase of raw cranberries from Ocean Spray if Ocean Spray were to begin accepting new member-growers.
   The Company believes that competition for the purchase of raw cranberries in the independent market has increased as a result of the Company's pursuit of its marsh to market strategy and its willingness to pay premium prices for the cranberry crops of other growers.


                                   Regulation

        Cranberry Products Regulation

             The production, packaging, labeling, marketing and distribution of the Company's fresh cranberries and consumer cranberry juice products are subject to the rules and regulations of various federal, state and local food and health agencies, including the United States Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission and the Environmental Protection Agency. The Company believes it has complied, and will be able to comply, in all material respects with such rules, regulations and laws.

        Environmental and Other Governmental Regulation

             To obtain permits to create new cranberry marshes in the United States, cranberry growers and other developers are generally required, pursuant to a national "no net loss" of wetlands policy, to restore the functional values of disturbed wetland acreage in an amount equal to at least 100% of the acreage intended for the development of new cranberry marshes, depending on the type of wetland impacted. Given this strict regulatory requirement, as well as strict water quality legislation in Wisconsin and Massachusetts, the Company believes that it is currently unlikely the Company, or any other cranberry growers or other developers in North America, will be able to cost-effectively secure additional permits for further significant cranberry marsh development or expansion of wetland properties (although the Company and other growers or developers may renovate existing developed wetlands acreage from time to time and replant older cranberry vine varieties with higher-yielding vine varieties).

             However, certain independent growers have undertaken efforts in various states, including Maine, Minnesota, Michigan and Delaware (as well as efforts in Quebec and British Columbia), to plant, cultivate, and develop new cranberry-producing acreage. Given the aforementioned environmental regulations, the particular soil and temperature conditions necessary to effectively grow cranberries and the long lead-time required for cranberry vines to mature to full production, the Company does not expect these efforts to materially affect the supply of cranberries in fiscal 1997.

             Two of the Company's Wisconsin marshes and one in Massachusetts are the subjects of various types of activities intended to remediate ground and/or water contamination caused by previously removed underground storage tanks used by the prior owners of such properties. All of such circumstances have been reported to the appropriate state regulatory agencies and are subject to state supervised remediation plans. Based on information available as of August 31, 1996, the Company believes a substantial portion of the aggregate costs of such remedial activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or indemnification claims against the properties' prior owners. The Company believes that no material liabilities will be incurred as a result of remediation activities at any of the affected properties.

             There is currently legislation passed by the United States House of Representatives and pending before the Senate which, if enacted, could materially ease restrictions on the development of cranberry marshes in wetlands, leading to an increase in long-term cranberry supply which could have a depressing effect on the proceeds per barrel recognized by the Company. As of October 18, 1996, the bill has not been the subject of further action in Congress. If the bill is not acted on by the end of the 104th Congress in December 1996, it will expire, and, in order for it to again be considered for passage, it must be reintroduced in the next session beginning in January 1997.

             The CMC has the authority under the provisions of the Federal Cranberry Marketing Order to recommend that the Secretary of the United States Department of Agriculture impose harvest volume restrictions on domestic cranberry growers if the Committee believes there will be an anticipated substantial over-supply of cranberries for the forthcoming crop year. Such volume restrictions have not been imposed since 1971, and based on current market conditions, the Company does not anticipate any such restrictions in the near future; however, there can be no assurance that such volume restrictions will not be imposed on growers in the future.

             Additionally, the Company's workplace conditions and certain workforce rules and policies are established and maintained pursuant to the Occupational Safety and Health Act. The Company believes that it is currently in material compliance with all material requirements under the Occupational Safety and Health Act.

             Other than as set forth above, the Company does not expect existing federal, state or local environmental or other governmental legislation or regulation to have a material effect on its capital expenditures, results of operations or competitive position.

                                   Seasonality

             The Company's business historically has been extremely seasonal. Similar to most other nondiversified agricultural crop growers, the Company has recognized its crop sales revenues (which constituted 56% of the Company's fiscal 1996 total revenues) at the time of annual harvest in the fall of each year. As a result of this extreme seasonality, a large percentage of the Company's revenues have historically been recognized in the fiscal quarter in which the fall harvest took place, with interim quarters typically registering net losses or only nominal profits.
   Because the Company's results of operations have been significantly dependent upon the size of the Company's annual harvest, its results for interim fiscal periods have not been considered indicative of those to be expected for a full year or for other interim periods. The Company believes that successful implementation of its marsh to market strategy will help reduce the extreme seasonality of its business and its dependence upon the size of its annual fall cranberry crop. The Company believes that its annual harvest results will become less critical than in past years as it supplements its supply through crop purchase agreements and it becomes better able to directly control the sale of its cranberry supply. Additionally, because the Company recognized substantially all of its net profits in fiscal 1996 during its first fiscal quarter as a result of sales under its now-expired supply agreements, the Company expects to recognize substantially lower earnings per share in the first quarter of fiscal 1997 than in the first quarter of fiscal 1996.

             In view of the Company's strategy to begin marketing and selling value-added processed consumer cranberry products, the Company changed its fiscal year end in 1995 from March 31 to August 31 in order to correspond the Company's fiscal year with the new annual business cycle resulting from the implementation of its strategy. The Company believes that the change in fiscal year end should better match the cost and expenses associated with growing each year's crop with the revenues to be generated from the sales of Northland brand 100% cranberry juice blends and other consumer products produced from such crop.

                             Materials and Supplies

             The Company purchases bottles, caps, flavorings, juices and packaging either from its co-packers or independent third parties. The Company obtains a significant amount of its materials and supplies necessary for its growing and cultivation of cranberries from resources, including water and sand, located on its own marshes. The Company also expects to continue purchasing substantially all of its fertilizer and pesticides from Wildhawk. The remainder of the Company's raw materials and supplies, including the materials used to package the Company's fresh fruit, are purchased on the open market from various sources.

             The Company believes it would, if necessary, be able to locate additional and alternative sources for any raw materials and supplies without a material delay or adverse effect on its business.

                            Trademarks and Formulae

             The Company owns the Northland trademark, which is registered in the United States Patent and Trademark Office. The Northland trademark is important to the Company in the sale of its branded fresh cranberries and cranberry juice products, and the Company expects it to become increasingly more important as Northland brand 100% cranberry juice blends enter more markets nationwide.

             Northland 100% cranberry juice blends utilize proprietary flavor formulations. The Company attempts to ensure the confidentiality of these formulations by both pre-formulating key natural product ingredients prior to delivery of its single strength juice to co-packers and by requiring its co-packers to enter into confidentiality agreements.

                                    Employees

             As of August 31, 1996, the Company had 141 full-time employees. The Company also hired approximately 103 additional seasonal workers during the 1996 crop cultivation season, and an additional 264 seasonal workers for the 1996 crop harvesting season. In addition to the seasonal employees hired for cultivating and harvesting cranberries, the Company hired 162 seasonal employees to operate the Company's cranberry processing and packaging facility from September through December 1995. None of the Company's employees are unionized and the Company believes its relationship with its employees is very good.

   Item 2.   Properties.

             The Company owns its corporate offices in Wisconsin Rapids, Wisconsin consisting of 12,300 square feet of office space on five acres of land. The Company also owns a 5,700 square foot building in Wisconsin Rapids which is used by certain members of its administrative and operational staff.

             The Company owns a 150,000 square foot receiving station and fresh fruit packaging facility on 40 acres in Wisconsin Rapids. The facility is used to clean and store the Company's processed cranberries. The facility is also used to clean, store, sort and package the Company's fresh fruit. The facility includes a 40,000 square foot cranberry receiving station and fresh fruit packaging operation, 65,000 square feet of freezer warehousing and 45,000 square feet of refrigerated storage. The Company is constructing a new office facility on its current plant site in Wisconsin Rapids, Wisconsin to support additional operational and administrative staff as a result of implementing its marsh to market strategy.

             In fiscal 1996, the Company completed the construction of a 16,300 square foot juice concentrating facility adjacent to the Company's current plant site in Wisconsin Rapids. The juice concentrating facility, will provide Northland with the capacity to concentrate over 400,000 barrels annually.

             The Company owns a 49,000 square foot cranberry receiving station located on an seven-acre parcel of land adjacent to the Hanson Division bogs. This facility is used for the cleaning of the Company's Massachusetts cranberry crop.

             The following table sets forth specific information about each of the Company's 24 cranberry marshes as of September 30, 1996. All of the Company's marshes are owned in fee simple or leased as indicated below, subject to mortgages (except for its Dandy Creek, Manitowish Waters, Nantucket and Hills Division Marshes). All of the Company's marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment maintained at the marshes. Each of the Company's marshes has a house or houses on site or in close proximity to the site which serve as the marsh manager's residence and most of the Company's marshes also have residences for assistant marsh managers. All of the Company's foregoing current facilities are suitable and adequate for the Company's existing needs.

                                                       September 30, 1996         Calendar Year
                                                 Approximate       Approximate       Acquired
    Marsh Division Name and Location             Marsh Acres      Planted Acres     or Leased

    Associates Division, Jackson County,
      Wisconsin . . . . . . . . . . . . . . .        3,400             86              1983

    Meadow Valley Division, Jackson County,
      Wisconsin . . . . . . . . . . . . . . .        2,150             76              1984

    Fifield Division, Price County, Wisconsin        2,460            196              1985

    Three Lakes Division, Oneida County,
      Wisconsin . . . . . . . . . . . . . . .        1,542             82              1985

    Chittamo Division, Douglas and Washburn
      Counties, Wisconsin . . . . . . . . . .          620             55              1985

    Biron Division, Wood County, Wisconsin  .          473            213              1987

    Warrens Division, Monroe County, Wisconsin         160             63              1987

    Trego Division, Washburn County, Wisconsin       1,715             96              1988

    Gordon Division, Douglas County, Wisconsin         880            149              1988

    Mather Division, Juneau County, Wisconsin        2,500            148              1989

    Nekoosa Division (two marshes), Wood
      County, Wisconsin . . . . . . . . . . .          569             85              1989

    Nantucket Division (two marshes),
      Nantucket County, Massachusetts . . . .          737            211              1990

    Crawford Creek Division (two marshes),
      Jackson County, Wisconsin . . . . . . .          304            135              1991

    Hills Division, Jackson County, Wisconsin
      (leased)  . . . . . . . . . . . . . . .          465             70              1991

    Hanson Division (two marshes), Plymouth
      County, Massachusetts . . . . . . . . .        2,025            322              1993

    Yellow River (two marshes), Juneau County,
      Wisconsin . . . . . . . . . . . . . . .        1,714            252              1994

    Dandy Creek, Monroe County, Wisconsin              350             55              1996

    Manitowish Waters (two marshes), Vilas
      County, Wisconsin . . . . . . . . . . .          345            182              1996
                                                    ------          -----

       Total  . . . . . . . . . . . . . . . .       22,409          2,476
                                                    ======          =====

   Item 3.        Legal Proceedings.

             In fiscal 1996, the Company acquired a marsh property in northern Wisconsin from the Koller Cranberry Company, a member-grower of the Ocean Spray cooperative subject to a pre-existing marketing contract to deliver its fall 1996 cranberry crop to Ocean Spray. As a result of the acquisition, the delivery of the fall 1996 crop harvested on the Koller property to the Company was contested by Ocean Spray. Under the terms of the mutual settlement of the action filed by Ocean Spray against the Company, Northland paid Ocean Spray liquidated damages equal to the amount provided for in the existing marketing agreement between Ocean Spray and the Koller Cranberry Company and Northland was allowed to retain the fall 1996 cranberry crop harvested from the Koller marsh.

             As of the date hereof, the Company is not otherwise a party to any legal proceedings, the adverse outcome of which individually or in the aggregate, in the Company's opinion, would have a material adverse effect on the Company's results of operations or financial condition.


   Item 4.        Submission of Matters to a Vote of Shareholders.

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                        Executive Officers of the Company

             As of October 17, 1996, each of the Company's executive officers is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

    Name                       Age       Current Position

    John Swendrowski           48        President and Chief Executive
                                         Officer
    Robert E. Hawk             41        Executive Vice President and
                                         President of Wildhawk, Inc.
    John A. Pazurek            47        Vice President - Finance,
                                         Treasurer and Chief Financial
                                         Officer
    William J. Haddow          48        Vice President - Purchasing,
                                         Transportation and Budget
    David J. Lukas             54        Vice President - Administration
                                         and Corporate Secretary
    John Stauner               34        Vice President - Agricultural
                                         Operations
    Steven E. Klus             50        Vice President - Manufacturing
    John S. Wilson             46        Vice President - East Coast


             Mr. Swendrowski founded the Company and assumed his current positions in May 1987. Prior to forming the Company, Mr. Swendrowski was the organizer and syndicator of investment interests, and a general partner, in each of the Company's predecessor limited partnerships.

             Mr. Hawk was appointed Executive Vice President in October 1996. Prior thereto, he served as Vice President-Sales, Marketing and Special Projects for three years and as Vice President-Operations for four years.


             Mr. Pazurek is a certified public accountant and joined the Company as Controller and Principal Accounting Officer at its inception in May 1987. In May 1990, Mr. Pazurek was promoted to Vice President-Finance and in August 1993 he was promoted to Treasurer. In October 1996, Mr. Pazurek was also appointed Chief Financial Officer.

             Mr. Haddow was appointed Vice President-Purchasing,
   Transportation and Budget in October 1996. Prior thereto, he served as Vice President-Purchasing and Transportation from May 1993, and as Assistant Vice President-Purchasing from 1989.

             Mr. Lukas joined the Company in April 1992 as Vice President of Human Resources and Corporate Counsel. In May 1995 he was promoted to Secretary and in August 1996 to Vice President-Administration. Prior thereto, he practiced law in Wisconsin Rapids, Wisconsin for over 20 years.

             Mr. Stauner was promoted to Vice President-Agricultural Operations in October 1996. Prior thereto, he served as Vice President-Operations from May 1995, and as Assistant Vice President of Operations since the Company's inception in 1987.

             Mr. Klus joined the Company in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Prior thereto he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990.

             Mr. Wilson joined the Company in October 1993 and was promoted to Vice President - East Coast Operations in May 1994. In October 1996, his title changed to Vice President-East Coast. Prior to joining the Company, he served as Manager-Grower Services at Ocean Spray in Lakeville, Massachusetts from 1988.

             The executive officers of the Company are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.


                                     PART II

   Item 5.   Market for the Company's Common Equity and Related Shareholder
             Matters.


                  Sale Price Range of Class A Common Stock (1)

                  First          Second          Third          Fourth
                  Quarter        Quarter         Quarter       Quarter

                        Fiscal Year Ended August 31, 1996

    High          $10.00          $11.00         $14.63         $18.13
    Low            $7.25           $8.50          $9.88         $13.38

                     Twelve Months Ended August 31, 1995(2)

    High          $10.25           $7.88          $8.38          $7.75
    Low            $5.50           $6.00          $7.13          $7.00
   _______________

   (1) The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock Market.

   (2) In order to correspond the Company's fiscal year with the Company's expected new annual business cycle from pursuing its current business strategy, the Company changed its fiscal year end in 1995 from March 31 to August 31. Fiscal 1995 ended on March 31, 1995, and was followed by a five-month transition period ending August 31, 1995. During the transition period, the range of sales prices for shares of Class A Common Stock was between a high of $8.38 and a low of $7.00.

             On November 25, 1996, there were approximately 4,650 beneficial shareholders for the shares of Class A Common Stock and three shareholders of record for the shares of Class B Common Stock. Shares of Class A Common Stock trade on The Nasdaq Stock Market under the symbol CBRYA. No public market exists for the shares of Class B Common Stock.

             See Item 6 for information on the Company's cash dividends paid on its Common Stock. On November 22, 1996, the last sale price of shares of Class A Common Stock was $24.25 per share.

             On July 8, 1996, the Company acquired a cranberry property in Wisconsin from the Koller Cranberry Company for $4.4 million in cash and 33,614 shares of Class A Common Stock. The Class A shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) thereunder relating to a sale by an issuer not involving a public offering to a person who had access to information concerning the Company, was able to bear the economic risk of loss of the investment and acquired the shares for investment purposes and not with a view to distribution. The shares issued in the transaction above were deemed to be restricted securities for the purposes of the Securities Act and restrictive legends were placed on the stock certificates, together with appropriate stop transfer notations on the Company's stock transfer records.

   Item 6.   Selected Financial Data.

                                   Fiscal Year
                                    Ended (1)                                      Fiscal Year Ended March 31 (1)
                                    August 31,      Transition
                                       1996         Period (1)         1995        1994        1993        1992         1991

    Operating Results
    (Dollars In Thousands,
    except per share data)
    Revenues                       $  37,608         $     890     $ 21,784    $  18,051    $ 13,000    $ 12,624    $  11,260
    Net earnings (loss)            $   6,905         $  (1,399)    $  1,582    $   2,943    $  1,943    $  1,164    $     869

    Common Stock Data
    Net earnings (loss) per
     Common Share before
     cumulative effect of change
     in accounting method          $    0.50         $   (0.28)    $    0.18    $   0.33     $  0.25     $  0.20      $  0.15

    Cumulative effect of change
     in accounting method (2)             --         $     0.13           --          --          --          --           --

    Net earnings (loss) per share  $    0.50         $   (0.15)    $    0.18   $    0.33    $   0.25    $   0.20    $    0.15
    Cash dividends per Class A
     Share                         $   0.145         $     0.06    $    0.14   $   0.175    $   0.08    $   0.06    $    0.06
    Cash dividends per Class B
     Share                         $   0.132          $   0.055    $   0.127   $   0.159    $  0.073    $  0.055     $  0.055

    Financial Position (Year End)
     (In Thousands)

    Total assets                    $145,485           $121,745     $107,745    $ 83,074    $ 67,703    $ 59,606     $ 53,934
    Long-term debt                  $ 56,978          $  45,538     $ 55,793    $ 38,945    $ 25,098    $ 37,294     $ 33,548
    Shareholders' equity            $ 69,059          $  59,113     $ 34,627    $ 33,125    $ 31,572    $ 16,633     $ 15,631

    Financial Ratios
    Current ratio (year end)             1.5                1.1          0.7         1.3         1.7         2.5          2.2
    Debt/equity ratio (year-end)         0.8                0.8          1.8         1.2         0.9         2.3          2.2

    Return on revenues                  18.4%               N/A          7.3%       16.3%       14.9%        9.2%         7.7%
   _________________

   (1) In order to correspond the Company's fiscal year with the Company's expected new annual business cycle from pursuing its current business strategy, the Company changed its fiscal year end in 1995 from March 31 to August 31. Fiscal 1995 ended on
        March 31, 1995, and was followed by a five-month transition period ending August 31, 1995.

   (2) Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives" which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management believes is its natural crop year.
        Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. This change resulted in an increase in net income for the five months ended
        August 31, 1995 of $1,249,000 (net of income taxes of $806,000), reflecting the cumulative effect of this change for periods prior to April 1, 1995. The pro forma effects for the year ended March 31, 1995 assuming the change had been in effect throughout the year would have been to increase net income by $195,000 or $0.02 per share.



   Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   RESULTS OF OPERATIONS

   General

        As a result of the Company's decision to begin marketing and selling value-added processed consumer cranberry products, the Company changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the new annual business cycle expected to result from the continued implementation of its "from marsh to market" vertical integration business strategy. This change in fiscal year end is intended to better match the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the sales of consumer products produced from such crop. This change resulted in a five-month transition period ended August 31, 1995. This discussion compares information relating to the Company's fiscal 1996 (ending
   August 31, 1996) performance with fiscal 1995 (ending March 31, 1995), along with a separate discussion of the transition period compared to the prior year's comparable five-month period. As a result of the Company's changing business nature and change in fiscal year, some comparisons between periods are not particularly meaningful or informative. All per share data has been adjusted for the Company's September 3, 1996 two-for-one stock split effected in the form of a 100% stock dividend.

    Fiscal 1996 Compared to Fiscal 1995

        Revenues. Revenues in fiscal 1996 were $37.6 million, a $15.8 million increase from $21.8 million in fiscal 1995. The increase in fiscal 1996 revenues was due to increased sales of cranberries and cranberry products. The majority of the Company's fiscal 1996 cranberry crop was sold to independent fruit juice and sauce processors at fixed pricing under three-year supply agreements, which expired in March 1996. The Company was able to market the rest of its fruit at more favorable pricing as a result of the growing demand for cranberry products and the industry's short supply of available fruit. The industry's poor 1995 fall cranberry harvest, as well as normal seasonal scarcity of supply, contributed to this ongoing demand and supply imbalance. The Company believes that these market conditions will likely continue in fiscal 1997 as a result of a less than anticipated fall 1996 industry harvest. Fiscal 1996 revenues benefitted from increased sales of Northland brand fresh fruit, sales of bulk frozen cranberries and the introductory sales of the Northland brand 100% juice product line. The Company believes that, with the expiration of its two principal fixed price supply contracts, it will be afforded significant additional flexibility in fiscal 1997 to sell its cranberry supply in the most profitable manner then available.

        Cost of Sales. Cost of sales increased $3.4 million to $16.5 million in fiscal 1996 from $13.1 million in fiscal 1995. The increase in fiscal 1996 cost of sales was due to increases in the Company's productive acres, barrels harvested, barrels purchased and the cost of sales for the Company's entry into the branded juice market. The Company's gross margin in fiscal 1996 was 56.1% compared to 40.1% in fiscal 1995.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.0 million in fiscal 1996, compared to $2.4 million in fiscal 1995. The increase was due primarily to additional costs associated with increased compensation and related expenses partially attributable to the Company's growth in productive acreage and the Company's initial rollout of its branded juice products. The Company's continued entry into the branded consumer cranberry products market is likely to result in substantial additional marketing, promotion, distribution and selling expenses in fiscal 1997.

        Interest Expense. Fiscal 1996 interest expense was $2.7 million, a $1.0 million decrease from fiscal 1995 interest expense of $3.7 million. The decrease was due to decreased debt levels which resulted from the application of proceeds generated by the Company's August 1995 public offering and sale of 2,300,000 Class A common shares.

        Income Tax Expense. The Company recorded $4.5 million in income tax expense in fiscal 1996, compared to $1.1 million in fiscal 1995. As a result of alternative minimum tax liabilities, $2.8 million in income taxes were paid in fiscal 1996 compared to $141,000 in fiscal 1995. As of August 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of $2.4 million remaining to offset against future taxable income. See Note 13 of Notes to Consolidated Financial Statements.

        Net Income. Net income for fiscal 1996 was $6.9 million compared to fiscal 1995 net income of $1.6 million. Net income per common share was $0.50 in fiscal 1996 compared to net income per common share of $0.18 in fiscal 1995. Weighted average common shares outstanding for fiscal 1996 were 13,928,000 compared to 8,891,000 for fiscal 1995.

    Five Month Periods Ended August 31, 1995 and 1994

        Revenues. Revenues for the five months ended August 31, 1995 were $890,000 compared to $1.6 million during the same five month period in the prior year. Revenues consisted of vine sales, fertilizer and chemical sales and other income in each respective period. The decrease in revenues for the five months ended August 31, 1995 was due to the anticipated reduced volume in vine sales caused principally by current regulatory restrictions on the further domestic development of wetlands for cranberry cultivation.

        Cost of Sales. For the five-month transitional period, the cost of sales decreased $583,000 to $1.4 million from $2.0 million during the same period in fiscal 1995. As a result of the Company's change an accounting method for deferred crop costs, this comparison is not considered particularly meaningful or informative by the Company. See Note 2 of Notes to Consolidated Financial Statements.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million in the five-month transitional period compared to $1.3 million during the same period in the prior year. The increase was due primarily to additional costs associated with the Company's increased productive acreage and the Company's preparation to enter the branded juice market.

        Interest Expense. Interest expense was $1.9 million during the five-month transitional period compared to $1.2 million during the same period in fiscal 1995. The significant increase in interest expense was due to increased debt levels which resulted primarily from financing the Company's September 1994 cranberry marsh acquisitions and the June 1995 purchase of the previously leased Hanson marshes.

        Net Loss. For the five-month period ended August 31, 1995, the Company reported a net loss of $1.4 million, or $0.15 per share, after the cumulative effect of the Company's change in accounting method for deferred crop cost. See Note 2 of Notes to Consolidated Financial Statements. Prior to the change in accounting method, the Company reported a net loss for the period of $2.6 million, or $0.28 per share. During the comparable period in the prior year, the Company reported a net loss of $1.8 million, or $0.20 per share.

    Fiscal 1995 Compared to Fiscal 1994

        Revenues. Revenues in fiscal 1995 increased to $21.8 million from $18.1 million in fiscal 1994. The increase was due to increased cranberry sales as a result of an increase in barrels harvested. In fiscal 1995, the Company harvested 254,000 barrels of cranberries compared to 192,000 barrels in fiscal 1994. Substantially all of the barrels harvested by the Company for processing in fiscal 1995 were sold to two independent fruit juice and sauce processors at fixed prices. Fiscal 1995 revenues and sales of consumer-packaged fresh fruit were impacted adversely by an abnormally high fresh fruit spoilage rate at the Company's Wisconsin Rapids storage facility. The high spoilage rate was largely caused by unusual weather conditions experienced late in the Wisconsin growing season.

        Cost of Sales. Cost of sales increased $4.3 million, or 49.2%, to $13.1 million in fiscal 1995 from $8.8 million in fiscal 1994. The Company's gross margin in fiscal 1995 was 40.1%, compared to 51.5% in fiscal 1994. The increase in cost of sales in fiscal 1995 was primarily due to costs associated with the increase in the Company's number of productive acres and the increase in fresh fruit production.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.4 million in fiscal 1995 compared to $2 million in fiscal 1994. The increase was primarily due to costs associated with the Company's growth in productive acreage and expanded fresh fruit marketing efforts.

        Interest Expense. Fiscal 1995 interest expense was $3.7 million, a 52.6% increase over fiscal 1994 interest expense of $2.4 million. The increase was due to financing costs associated with funding the Company's September 1993 cranberry marsh lease and September 1994 cranberry marsh acquisitions.

        Income Tax Expense. The Company recorded $1.1 million in income tax expense in fiscal 1995, compared to $1.9 million in fiscal 1994. As a result of alternative minimum tax liabilities, $141,000 in income taxes were paid in fiscal 1995 compared to $1.9 million in fiscal 1994.

        Net Income. Net income for fiscal 1995 was $1.6 million, or $0.18 per share, a 46.3% decrease from fiscal 1994 net income of $2.9 million, or $0.33 per share. Weighted average common shares outstanding for fiscal 1995 were 8,891,000 compared to 8,835,000 for fiscal 1994.

   FINANCIAL CONDITION

        Net cash provided by operating activities in fiscal 1996 increased 67.9% to $9.4 million from $5.6 million in fiscal 1995. The increase principally was a result of changes in cash flows related to the increase in net income between fiscal years reduced by increases in current assets and current liabilities. The Company's current ratio was 1.5 to 1.0 at the end of fiscal 1996 compared to a current ratio of 0.66 to 1.0 at the end of fiscal 1995. This improvement was directly related to the Company's change in business strategy and the change in fiscal year end. Inventories increased to $12.4 million at August 31, 1996 compared to inventories of $853,000 at March 31, 1995 principally due to the $9.3 million increase in deferred crop costs. These deferred crop costs are the inventory costs of the growing crop to be harvested in the fall of fiscal 1997. The additional $2.1 million increase in inventories is due to increases in finished goods and raw materials purchased to support the Company's branded juice sales.

        Net cash used for investing activities increased in fiscal 1996 by 63.5% to $20.6 million from $12.6 million in fiscal 1995. The increase was principally the result of the acquisitions of cranberry operations and other property and equipment additions. In March 1996, the Company completed the $3.05 million acquisition of a 55-acre cranberry property located in Central Wisconsin. In July 1996, the Company acquired a 74-acre cranberry property located in Northern Wisconsin. The total cost of the acquisition was $4.4 million in cash and 16,807 shares (on a pre-stock split basis) of the Company's Class A Common Stock. On September 27, 1996, the Company completed the acquisition of a 108 acre cranberry property located in Northern Wisconsin. The total cost of the acquisition was $4.85 million in cash and 169,014 shares of the Company's Class A Common Stock. The Company utilized its bank credit facilities to fund the cash portion of the acquisition. Property and equipment additions in fiscal 1996 included (i) $4.4 million for fixed asset additions and upgrades; (ii) $4.2 million to complete the construction of the Company's concentrate manufacturing facility; (iii) $3.0 million to complete the construction and planting of 11 new cranberry producing acres and to cultivate and maintain 320 preproductive expansion acres; and
   (iv) $2.9 million to improve the Company's fruit handling facilities. The Company's current capital budget for similar items in fiscal 1997 is approximately $6.5 million. In addition, the Company anticipates that it may require substantial additional capital expenditures to fund its strategy of increasing its internal supply capabilities by acquiring additional cranberry marshes. The Company's fiscal 1997 debt service and capital expenditure obligations will be funded by borrowings under the Company's amended November 1996 credit facilities and cash generated from operations.

        Net cash provided by financing activities increased in fiscal 1996 to $11.1 million from $6.5 million in fiscal 1995. The Company's total equity increased to $69.1 million at August 31, 1996 compared to $34.6 million at the end of fiscal 1995. The Company's total debt (including current portion) at fiscal 1996 year end was $60.5 million for a total debt-to-equity ratio of 0.88 to 1, compared to total debt of $61.6 million and a debt-to-equity ratio of 1.78 to 1 at March 31, 1995. In August and September of 1995, the company completed the public sale of 2,300,000 Class A Common shares. Net proceeds of $30.4 million were used to repay principal and accrued interest then outstanding under the Company's credit facilities. On November 4, 1996, the Company amended its existing bank credit facility to increase its revolving credit facility from $21 million to $45 million, increasing its revolving credit availability by $24 million. The new credit facilities mature on September 1, 1999. The amount of unused available borrowings under the amended credit facilities was $35.4 million at August 31, 1996. See
   Note 10 of Notes to Consolidated Financial Statements.

   Seasonality and Quarterly Results;
    Dependence on Crop Results

        As shown in the table below, the Company's business has been extremely seasonal. Similar to most nondiversified agricultural crop growers, the Company recognized its crop sales revenues at the time of the harvest in the fall of each year. Crop sales revenues constituted approximately 56% of total revenues in fiscal 1996 and 86% of total revenues in fiscal 1995. Because the Company's historical results of operations have been significantly dependent upon the results of the Company's annual harvest, its results for interim fiscal periods have not been considered indicative of those to be expected for a full year or for other interim periods. The successful implementation of the Company's marsh to market strategy is expected to help reduce the extreme seasonality of its business and its dependence upon its annual fall cranberry crop. However,the Company expects to recognize substantially lower earnings per share in the first quarter of fiscal 1997 than the first quarter of fiscal 1996 because in the past, the Company recognized substantially all of its net profits in this quarter as a result of sales of its crop under its now expired supply agreements. Due to the changing nature of the company's business, it is likely that initial comparisons of quarterly results during fiscal 1997 to the prior year's comparative periods will not be particularly meaningful or informative. The Company believes that its annual harvest results, while still remaining an important element of the Company's potential results of operations for the upcoming fiscal year will become less critical than in past years as it supplements its supply through crop purchase agreements and it becomes better able to directly control the sale of its cranberry supply and take advantage of favorable market conditions.

        The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation:

                                                           Fiscal Quarters Ended

                                               (Dollars in thousands, except per share data)
                                                                 Unaudited

                             Aug. 31,   May 31,   Feb. 29,   Nov. 30,  Aug. 31,   May 31,   Feb. 29,   Nov. 30,
                               1996       1996      1996       1995      1995       1995      1995       1994

    Revenues                  $ 5,246     $6,675     $3,984   $21,703    $  124    $  652    $ 1,665     $18,417

    Income (loss) before
       income taxes            (1,091)     1,435        254    10,816    (3,066)   (2,343)    (2,211)      8,836

    Net income (loss)            (669)       855        149     6,570    (1,868)     (184)    (1,348)      5,363

    Net income (loss) per
       share                    (0.05)      0.06       0.01      0.48     (0.19)    (0.02)     (0.15)       0.60

   Item 8.   Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT


   To the Shareholders
      and Board of Directors of
      Northland Cranberries, Inc.


        We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiary as of August 31, 1996 and March 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 1996, March 31, 1995 and 1994, and for the five-month transition period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiary at August 31, 1996 and March 31, 1995, and the results of their operations and their cash flows for the years ended August 31, 1996, March 31, 1995 and 1994, and for the five-month transition period ended August 31, 1995, in conformity with generally accepted accounting principles.

        As explained in Note 2 to the consolidated financial statements, effective April 1, 1995, the Company changed its method of deferring crop growing costs.


   DELOITTE & TOUCHE LLP

   Milwaukee, Wisconsin
   November 4, 1996

    NORTHLAND CRANBERRIES, INC. AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS
    AUGUST 31, 1996 AND MARCH 31, 1995

    ASSETS                                       1996              1995

    CURRENT ASSETS:
      Cash and cash equivalents             $   266,467      $   223,373
      Accounts and notes receivable           2,631,434        1,854,810
      Investments                             1,259,548        1,259,548
      Inventories                            12,414,426          853,216
      Prepaid expenses                          921,673        1,249,010
      Deferred income taxes                   1,123,949        1,305,802
                                             ----------        ---------
         Total current assets                18,617,497        6,745,759

    PROPERTY AND EQUIPMENT, NET             122,489,101       95,191,248

    INVESTMENTS AND OTHER ASSETS              4,378,021        5,807,744
                                            -----------      -----------
      TOTAL ASSETS                         $145,484,619     $107,744,751
                                            ===========      ===========

    See notes to consolidated financial statements.

    CONSOLIDATED BALANCE SHEETS
    AUGUST 31, 1996 AND MARCH 31, 1995 (continued)

    LIABILITIES AND SHAREHOLDERS' EQUITY         1996             1995

    CURRENT LIABILITIES:
      Accounts payable                      $  2,592,765     $  1,982,520
      Accrued liabilities                      5,914,422        2,384,165
      Current portion of long-term
         obligations                           3,560,000        5,802,000
                                              ----------       ----------
         Total current liabilities            12,067,187       10,168,685

    LONG-TERM OBLIGATIONS                     56,978,095       55,792,764

    DEFERRED INCOME TAXES                      7,380,556        7,156,755

    SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value,
       5,000,000 shares authorized, none
       issued                                         --               --
      Common stock:
         Class A, $.01 par value,
       12,734,286 and 4,010,613 shares
       issued and outstanding,
       respectively                              127,343           40,106
         Class B, $.01 par value, 636,202
       and 318,101 shares issued and
       outstanding, respectively                   6,362            3,181
      Additional paid-in capital              60,183,370       28,907,593

      Retained earnings                        8,741,706        5,675,667
                                             -----------      -----------
                                              69,058,781       34,626,547
                                             -----------      -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $145,484,619     $107,744,751
                                             ===========      ===========

   See notes to consolidated financial statements.

    NORTHLAND CRANBERRIES, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED AUGUST 31, 1996 AND MARCH 31, 1995 AND 1994
    AND FIVE-MONTH TRANSITION PERIOD ENDED AUGUST 31, 1995

                                                   Five-Months         Years Ended
                                     Year Ended       Ended
                                     August 31,     August 31,     March 31,    March 31,
                                        1996          1995           1995          1994

    REVENUES                        $37,607,845        $890,397   $21,783,966   $18,051,355

    COST OF SALES                    16,516,785       1,400,611    13,057,275     8,751,220
                                     ----------      ----------    ----------    ----------
    GROSS PROFIT (LOSS)              21,091,060        (510,214)    8,726,691     9,300,135

    COSTS AND EXPENSES:
      Selling, general and
      administrative                  7,020,416       1,907,841     2,439,978     2,046,389
      Interest                        2,657,067       1,919,544     3,654,006     2,393,792
                                     ----------      ---------     ----------    ----------
       Total costs and expenses       9,677,483       3,827,385     6,093,984     4,440,181
                                     ----------      ----------    ----------    ----------
    INCOME (LOSS) BEFORE INCOME
      TAXES AND CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING METHOD    11,413,577      (4,337,599)    2,632,707     4,859,954

    INCOME TAXES (BENEFIT)            4,509,000      (1,689,000)    1,051,000     1,917,000
                                     ----------      ----------     ---------     ---------
    INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING
      METHOD                         $6,904,577     $(2,648,599)   $1,581,707    $2,942,954

    CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING METHOD (NET OF
      TAXES OF $806,000)                     --       1,249,469            --
                                                                                         --
                                      ---------      ----------     ---------    ----------
    NET INCOME (LOSS)                $6,904,577     $(1,399,130)   $1,581,707    $2,942,954
                                      =========      ==========     =========     =========
    NET INCOME (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE:
      Income (loss) before
       cumulative effect of change
       in accounting method          $     0.50     $     (0.28)   $     0.18    $     0.33

      Cumulative effect of change in
       accounting method                     --            0.13            --            --
                                     ----------      ----------     ---------     ---------
    NET INCOME (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE        $     0.50      $    (0.15)    $    0.18     $    0.33
                                     ==========      ==========     =========     =========

    See notes to consolidated financial statements.


    NORTHLAND CRANBERRIES, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED AUGUST 31, 1996 AND MARCH 31, 1995 AND 1994
    AND FIVE-MONTH TRANSITION PERIOD ENDED AUGUST 31, 1995

                                                              Five-Months           Years Ended
                                               Year Ended        Ended
                                               August 31,      August 31,      March 31,       March 31,
                                                  1996            1995            1995           1994

    OPERATING ACTIVITIES:
     Net income (loss)                        $  6,904,577     $(1,399,130)     $1,581,707     $2,942,954
     Cumulative effect of change in
       accounting method                                --      (1,249,469)             --             --
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
         Depreciation and amortization           4,151,448       1,481,176       3,094,708      2,235,881

           (Gain) loss on disposal of
           property and equipment                  (25,236)          4,839          (8,331)       (17,640)
         Gain on investments                            --              --              --       (199,507)
     Changes in assets and liabilities:
         Receivables, prepaid expenses and
       other current assets                     (2,256,715)      1,807,428      (1,350,824)     3,986,128
         Inventories                            (4,715,542)     (5,178,107)       (445,206)      (197,955)
         Accounts payable and accrued
     liabilities                                 4,031,250         163,632       1,847,874        986,426
         Deferred income taxes                   1,289,000        (883,000)        910,000         42,000
                                                ----------      ----------      ----------     ----------
       Net cash provided by (used in)
         operating activities                    9,378,782      (5,252,631)      5,629,928      9,778,287
                                                ----------      ----------      ----------     ----------
    INVESTING ACTIVITIES:
     Property and equipment additions          (14,480,765)     (5,827,245)     (8,716,881)   (10,587,053)
     Proceeds on disposals of property and
       equipment                                   152,065          40,229          65,695         37,913
     Acquisitions of cranberry operations       (7,279,818)     (4,485,112)     (5,046,097)            --
     Net decrease in investments                 1,259,548              --       1,259,548      1,185,535
     Other                                        (214,018)        (66,507)       (145,412)      (276,952)
                                               -----------      ----------      ----------     ----------
       Net cash used for investing
         activities                            (20,562,988)    (10,338,635)    (12,583,147)    (9,640,557)
                                              ------------     -----------     -----------     ----------
    FINANCING ACTIVITIES:
     Proceeds from long-term debt               15,000,000      14,800,000      14,350,000     10,500,000
     Payments on long-term debt                 (6,053,365)    (24,803,303)     (6,626,409)    (8,538,179)
     Dividends paid                             (1,923,429)       (515,978)     (1,193,248)    (1,476,894)
     Net proceeds from common stock
       offering                                  4,016,192      26,401,133              --             --
     Exercise of stock options                      76,400              --          85,633         56,601
     Other                                         (25,819)       (153,265)        (89,638)      (223,786)
                                               -----------     -----------     -----------     ----------
       Net cash provided by financing
         activities                             11,089,979      15,728,587       6,526,338        317,742
                                              -----------      -----------     -----------    -----------
    NET (DECREASE) INCREASE IN CASH  AND
     CASH EQUIVALENTS                              (94,227)        137,321        (426,881)       455,472

    CASH AND CASH EQUIVALENTS, BEGINNING OF
     YEAR                                          360,694         223,373         650,254        194,782
                                                ----------      ----------      ----------     ----------
    CASH AND CASH EQUIVALENTS, END OF YEAR        $266,467        $360,694        $223,373       $650,254
                                                 =========        ========        ========       ========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for:
         Interest (net of interest
           capitalized)                         $2,716,788      $2,445,138      $3,323,440     $2,297,007
        Income taxes                             2,768,000              --         268,000      1,879,000
    SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES
     (See Notes 5, 7, 10 and 14)



    See notes to consolidated financial statements.

    NORTHLAND CRANBERRIES, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    YEARS ENDED AUGUST 31, 1996 AND MARCH 31, 1995 AND 1994 AND
    FIVE-MONTH TRANSITION PERIOD ENDED AUGUST 31, 1995
                                                                      Additional
                                               Common Stock            Paid-in        Retained      Treasury
                                                                       Capital        Earnings        Stock
                                            Class A      Class B

    BALANCES, APRIL 1, 1993                  $39,292       $3,181     $27,712,189     $3,821,148       $(3,438)

     Stock options exercised                      78           --          56,523             --            --
     Tax benefit from exercise of stock           --           --          30,519             --            --
       options
     Cash dividends paid:
       $.175 per Class A share                    --           --              --     (1,375,579)           --
       $.15925 per Class B share                  --           --              --       (101,315)           --
     Net income                                   --           --              --      2,942,954            --
                                             -------      -------      ----------     ----------      --------
    BALANCES, MARCH 31, 1994                  39,370        3,181      27,799,231      5,287,208        (3,438)

     Common stock issued for
       acquisition of cranberry marshes
       (62,500 shares)                           625           --         986,874             --            --
     Stock options exercised                     111           --          82,084             --         3,438
     Tax benefit from exercise of stock           --           --          39,404             --            --
       options
     Cash dividends paid:
       $.14 per Class A share                     --           --              --     (1,112,324)           --
       $.1272 per Class B share                   --           --              --        (80,924)           --
     Net income                                   --           --              --      1,581,707            --
                                            --------     --------      ----------    -----------      --------
    BALANCES, MARCH  31, 1995                 40,106        3,181      28,907,593      5,675,667             0

     Net proceeds from common stock           20,000           --      26,381,133             --            --
       offering (2,000,000 shares)
     Cash dividends paid:
       $.06 per Class A share                     --            --             --       (481,274)           --
       $.05455 per Class B share                  --           --              --        (34,705)           --
     Net loss                                     --           --              --     (1,399,130)           --
                                            --------     --------      ----------     ----------     ---------
    BALANCES, AUGUST 31, 1995                 60,106        3,181      55,288,726      3,760,558             0

     Net proceeds from common stock            3,000           --       4,013,192             --            --
       offering (300,000 shares)
     Common stock issued for                     168           --         399,832             --            --
       acquisition of cranberry marsh
       (16,807 shares)
     Common stock issued for                     294           --         417,796             --            --
       cranberries purchased (29,443
       shares)
     Stock options exercised                     103           --          76,297             --            --
     Tax benefit from exercise of stock           --           --          54,380             --            --
       options
     Effect of two-for-one stock split        63,672        3,181         (66,853)            --            --
     Cash dividends paid:
       $.145 per Class A share                    --           --              --     (1,839,610)           --
       $.13175 per Class B share                  --           --              --        (83,819)           --
     Net income                                   --           --              --      6,904,577            --
                                          ----------     --------      ----------     ----------     ---------
    BALANCES, AUGUST 31, 1996               $127,343       $6,362     $60,183,370     $8,741,706    $        0
                                            ========      =======     ===========     ==========    ==========

    See notes to consolidated financial statements.

   NORTHLAND CRANBERRIES, INC. AND SUBSIDIARY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED AUGUST 31, 1996 AND MARCH 31, 1995 AND 1994
   AND FIVE-MONTH TRANSITION PERIOD ENDED AUGUST 31, 1995


   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - The business of Northland Cranberries, Inc. (the "Company") consists principally of growing and selling cranberries and cranberry products. In each of the past three years, the Company sold substantially all of its crop harvested for processing to two independent fruit juice and sauce processors for their packaging and resale as private label cranberry juice and sauce, pursuant to contracts which expired on March 31, 1996. In 1993, the Company first implemented its "from marsh to market" vertical integration business strategy when it began selling its own Northland brand fresh cranberries. In fiscal 1996, the Company continued to further this business strategy with the introduction of its own Northland brand 100% cranberry juice blends. The Company's vertical integration business strategy includes marketing and selling frozen fruit, cranberry concentrate and processed branded and private label cranberry products. The Company's primary market is throughout the United States, although it also sells fresh fruit and cranberry concentrate in Europe.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Wildhawk, Inc. ("Wildhawk"). Wildhawk provides chemicals, fertilizers and crop management services to cranberry growers. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Cash Equivalents - Cash equivalents include amounts due from banks and highly liquid debt instruments purchased with maturities of three months or less.

      Inventories - Inventories, which primarily consist of cranberries, juice, concentrates, packaging supplies, fertilizer and chemical products and deferred crop costs, are stated at the lower of cost or market. Deferred crop costs consists of those costs related to the growing of the crop which will be harvested in fiscal 1997 (see also
      Note 2). Cost is determined using the first-in, first-out (FIFO) method.

      Property and Equipment - Property and equipment are stated at cost, less depreciation and amortization computed on the straight-line method over the estimated useful lives. The costs related to the development of new productive cranberry beds are capitalized during the development period until commercial production is achieved (generally the fifth growing season after planting). Amounts included in construction in progress include construction costs of beds, dikes and ditches, irrigation systems and costs associated with vine clippings planted. In addition, during the development period, certain direct and indirect operating costs are capitalized in construction in progress. The estimated useful lives are 30-40 years for buildings, land improvements, cranberry vines, bulkheads and irrigation equipment, and 5-10 years for other depreciable assets.

      Goodwill - Goodwill is amortized on the straight-line method over 40 years. Accumulated amortization at August 31, 1996 and March 31, 1995 was $196,968 and $163,393, respectively.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes.

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and notes payable) is a reasonable estimate of the fair value of these instruments.

      Revenues -The Company realizes revenues from six main sources: branded juice, concentrate, fresh fruit, frozen fruit, vine clippings sold to other growers and fertilizer and chemical sales from Wildhawk to other growers. In addition, the Company carries insurance against crop losses due to hail damage and other perils.

      Net Income Per Common and Common Equivalent Share - Net income per common and common equivalent share is computed based upon the weighted average number of common shares and common equivalent shares (stock options) outstanding during the year (13,927,820, 9,393,656, 8,890,850 and 8,834,774 for the year ended August 31, 1996, five month transition period ended August 31, 1995, and the years ended March 31, 1995 and 1994, respectively).

      Accounting Standards To Be Adopted - In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement will be adopted by the Company in the fiscal year beginning September 1, 1996. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

      In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation." Under the accounting and disclosure requirements promulgated in the statement, the Company must adopt the provisions in its fiscal year beginning September 1, 1996. The Company is currently evaluating the accounting and disclosure alternatives provided for under the provisions of the statement.

   2. CHANGE IN ACCOUNTING METHOD

      Effective April 1, 1995, the Company changed its method of deferring crop growing costs to conform with the provisions of Statement of Position 85-3 "Accounting by Agricultural Producers and Agricultural Cooperatives," which had not been previously adopted by the Company. This change was made to defer crop growing costs based on a November 1 to October 31 crop year which management believes is its natural crop year. Historically, the Company had deferred certain crop costs based on a crop year of April 1 through October 31. This change resulted in an increase in net income for the five months ended August 31, 1995 of $1,249,000 (net of income taxes of $806,000), reflecting the cumulative effect of this change for periods prior to April 1, 1995. The pro forma effects for the year ended March 31, 1995, assuming the change had been in effect throughout the year, would have been to increase net income by $195,000 or $0.02 per share.

   3. CHANGE IN FISCAL YEAR

      The Company changed its fiscal year end from March 31 to August 31 in order to correspond the Company's fiscal year with the new annual business cycle resulting from the implementation of its strategy to begin marketing and selling value-added processed consumer cranberry products. This change in fiscal year end also better matches the costs and expenses associated with growing each year's crop with the expected revenues to be generated from the sales of the consumer products produced from such crop.

   4. STOCK SPLIT

      On June 26, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on September 3, 1996 to shareholders of record on August 15, 1996. Shareholders' equity has been adjusted by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to per share amounts, stock option data and market prices of the Company's stock have been restated.

   5. ACQUISITIONS

      On September 13, 1994, the Company acquired three productive cranberry bogs and certain of the associated assets of Yellow River Cranberry Company and Wolfe Cranberry Company for $18,000,000 plus 62,500 shares of Class A Common Stock. The purchase price was paid through the delivery of $5,000,000 cash and 62,500 shares of Class A Common Stock upon closing and the issuance of $13,000,000 in promissory notes. The promissory notes were fully paid as of August 31, 1996.

      On June 6, 1995, the Company purchased two productive cranberry bogs and certain of the associated assets of United Cape Cod Cranberry Limited Partnership ("UCCC") for $14,706,000. The purchase price was paid through the delivery of $14,706,000 cash. The Company had leased this property from September 13, 1993 until the date of purchase.

      On March 15, 1996, the Company acquired the productive cranberry bog and certain of the associated assets of Mariposa II Cranberries for $3,050,000. The purchase price was paid through the delivery of $2,050,000 cash and the issuance of a $1,000,000 promissory note. This promissory note was subsequently fully paid during June 1996.

      On July 8, 1996, the Company acquired the productive cranberry bog and certain of the associated assets of the Koller Cranberry Company for $4,900,000. The purchase price was paid through the delivery of $4,400,000 cash and 16,807 shares of Class A Common Stock.

      The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses are included in the statements of operations from the date of acquisition. The pro forma effects, assuming the fiscal 1996 acquisitions had occurred on April 1, 1994, were not significant.

   6. INVENTORIES

      Inventory at August 31, 1996 and March 31, 1995 was as follows:

                                           1996            1995

             Raw materials             $1,692,403        $463,159
             Finished goods             1,399,335         390,057
             Deferred crop costs        9,322,688              --
                                      -----------        --------
                                      $12,414,426        $853,216
                                      ===========        ========

   7. PROPERTY AND EQUIPMENT

      Property and equipment at August 31, 1996 and March 31, 1995 were as follows:

                                               1996            1995

        Land                                 $7,351,596      $7,399,550
        Land improvements                    12,346,400      10,101,369
        Cranberry vines, bulkheads and
          irrigation equipment               59,607,337      47,052,318
        Buildings and improvements           12,986,763      10,940,579
        Equipment and vehicles               23,727,102      16,877,710
        Construction in progress             25,079,393      16,277,779
                                            -----------     -----------
                                            141,098,591     108,649,305
        Less accumulated depreciation
          and amortization                   18,609,490      13,458,057
                                            -----------      ----------
                                           $122,489,101     $95,191,248
                                            ===========      ==========

      The Company capitalized $1,531,405, $557,065, $1,065,164 and
      $1,130,248 of interest for the year ended August 31, 1996, five month transition period ended August 31, 1995, and the years ended March 31, 1995 and 1994, respectively.

   8. INVESTMENTS AND OTHER ASSETS

      Investments and other assets at August 31, 1996 and March 31, 1995 were as follows:

                                                 1996          1995

          Investments                        $1,259,548    $2,519,097
          Leasehold interests, net            1,197,277     1,420,945
          Goodwill, net                         757,710       791,285
          Other                               1,163,486     1,076,417
                                             ----------    ----------
                                             $4,378,021    $5,807,744
                                             ==========    ==========

      On August 31, 1993, the Company terminated its membership in the Ocean Spray marketing cooperative. Upon termination, Ocean Spray common stock held by the Company was converted into Ocean Spray 4% preferred stock of equal value and both the preferred stock and notices of allocation are being redeemed over a five-year period. Remaining payments of $2,519,096 will be received in annual installments of $1,259,548.

   9. ACCRUED LIABILITIES

      Accrued liabilities at August 31, 1996 and March 31, 1995 were as follows:

                                                     1996         1995

       Interest                                    $338,594     $923,909
       Property taxes                               518,181      511,039
       Compensation and other employee benefits   2,870,565      177,970
       Lease payments                                28,497      395,974
       Income taxes                                 338,332           --
       Other                                      1,820,253      375,273
                                                 ----------   ----------
                                                 $5,914,422   $2,384,165
                                                 ==========   ==========


   10.  NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      Long-term debt at August 31, 1996 and March 31, 1995 was as follows:

                                                     1996           1995
    Credit agreement with a bank:
      Revolving credit facility                   $10,050,000     $4,350,000
      Acquisition credit facility                   9,600,000      5,000,000
      Term loan                                     9,450,000             --
      Term loan                                     3,680,000      4,642,857
      Term loan                                     4,000,000             --
    Term loan payable to insurance company with
       interest at 8.69%                           14,267,752     15,113,131
    Term loan payable to insurance company with
       interest at 7.85%                            9,490,343     10,024,293
    Capital lease obligation                               --      9,265,800
    Mortgage notes with interest at 6%                     --     13,000,000
    Other                                                  --        198,683
                                                 ------------   ------------
                                                   60,538,095     61,594,764
    Less current portion                            3,560,000      5,802,000
                                                 ------------   ------------
                                                  $56,978,095    $55,792,764
                                                  ===========    ===========


      On August 31, 1994, the Company entered into a credit agreement with a bank which was subsequently amended on June 7, 1995 and November 4, 1996, and provides for a secured revolving credit facility of $45,000,000, three secured term credit facilities in the amounts of $4,600,000, $4,000,000 and $10,500,000 and a secured acquisition credit facility of $10,000,000. The revolving credit facility and acquisition credit facility terminate on September 1, 1999. However, the Company may request annual extensions. If the Company does not extend the termination date of the revolving credit facility, all amounts outstanding under the term loans become payable on the revolving credit facility termination date. Loans under the acquisition credit facility are due one year from the date of issuance or on September 1, 1999, if earlier. Interest on amounts outstanding under the revolving credit facility is payable at the bank's domestic rate, the bank's offered rate, or an adjusted LIBOR rate plus an applicable rate margin (1.25% on the first $25,000,000 of principal amounts outstanding and 2.00% on any principal amount in excess of $25,000,000), at the option of the Company. Interest on amounts outstanding under the secured term credit facilities and secured acquisition credit facility is payable at the bank's domestic rate, the bank's offered rate, or an adjusted LIBOR rate plus 2.00% at the option of the Company. Amounts outstanding under the first and third secured term credit facilities are due in nine semi-annual payments of $460,000 and $525,000, respectively. Amounts outstanding under the second secured term credit facility are due in seven semi-annual payments of $286,000 and a final payment of $1,998,000. The Company must pay a commitment fee of .125% per annum on the average daily unused amount of the revolving credit facility and the acquisition credit facility. The amount of unused available borrowings under the amended credit facilities was $35,350,000 at August 31, 1996.

      The 8.69% term loan with an insurance company is payable in semi-annual installments, including interest, through July 1, 2004. The interest rate will be adjusted in fiscal year 1999, as determined by the insurance company, but the adjusted rate will not exceed 2.25% over the then five-year treasury bond yield.

      The 7.85% term loan with an insurance company is payable in semi-annual installments, including interest, through August 1, 2008. The interest rate will be adjusted in fiscal years 1998 and 2003, as determined by the insurance company, but the adjusted rate will not exceed 2.25% over the then five-year treasury bond yield.

      In September 1994, the Company issued $13,000,000 of mortgage notes in connection with the acquisition of three cranberry bogs (see Note
      5).  These notes were fully paid as of August 31, 1996.

      Substantially all assets of the Company are pledged as collateral for its borrowings. The Company's loan agreements require, among other things, that the Company maintain a certain level of shareholders' equity, ($60,000,000 at August 31, 1996), debt-to-equity ratio and "fixed charge coverage ratio", as defined. In addition, the agreements place restrictions on the repurchase of stock and do not allow total cash dividend payments or other distributions, as defined, in any fiscal year to exceed 50% of the Company's net income for such fiscal year.

      The aggregate scheduled future maturities of long-term obligations for the next five fiscal years ending August 31 are as follows:

                         1997               $3,560,000
                         1998                3,647,000
                         1999                3,742,000
                         2000               30,456,000
                         2001                1,414,000
                         Thereafter         17,719,095
                                            ----------
                                           $60,538,095
                                            ==========

   11.  SHAREHOLDERS' EQUITY

      The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.01.

      The authorized common stock of the Company consists of 20,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock. Outstanding Class B shares are convertible into Class A shares on a one-for-one basis at any time. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to three votes per share. Holders of Class A Common Stock are entitled to receive cash dividends equal to at least 110% of any cash dividends paid on the shares of Class B Common Stock. However, cash dividends may be paid on Class A Common Stock without a concurrent cash dividend being paid on the Class B Common Stock. If at any time the outstanding shares of Class B Common Stock fall below 2% of the outstanding shares of Class A Common Stock, they will be automatically converted into Class A Common Stock.

      In August 1995, the Company issued 2,000,000 shares of Class A Common Stock through a public offering resulting in net proceeds of approximately $26,401,000.

      In September 1995, the Company issued an additional 300,000 shares of Class A Common Stock pursuant to the Underwriters exercise of its over-allotment option granted in connection with the August public stock offering, resulting in net proceeds of approximately
      $4,016,000.

      On July 22, 1996, the Company filed a Form S-4 Registration Statement ("shelf registration") with the Securities and Exchange Commission. The Registration Statement covers up to 1,000,000 shares of Class A Common Stock of the Company which may be issued from time to time in connection with acquisitions by the Company of businesses or properties, or interests therein.

      At August 31, 1996, 3,245,804 shares of Class A Common Stock were reserved for issuance under the Company's stock option plans, conversion of Class B Common Stock to Class A Common Stock and the shelf registration.

   12.  STOCK OPTIONS

      In 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan"), which provides for the issuance of 275,000 shares of Class A Common Stock options to certain executive officers and key employees. Stock options granted under the 1987 Plan are exercisable at a price equal to market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years.

      In fiscal 1990, the Company adopted the 1989 Stock Option Plan (the "1989 Plan"), which provides for the issuance of 600,000 shares of Class A Common Stock options to key employees and directors of the Company. Stock options granted under the 1989 Plan are exercisable at a price established by the Board of Directors which shall not be less than 85% of the market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years.

      During the five-month transition period ended August 31, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of 800,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years.

      The status of the stock option plans was as follows:

                                     Number of           Price
                                      Shares             Range

    Outstanding at April 1, 1993       687,998    $2.625   -    $7.375
      Granted                           16,264     8.625   -     9.375
      Exercised                        (15,578)    2.625   -     5.375
      Cancelled                         (8,400)    2.625   -     5.375
                                       -------    ------        ------
    Outstanding at March 31, 1994      680,284     2.625   -     9.375
      Granted                           97,034     7.750   -     8.750
      Exercised                        (23,260)    2.625   -     7.375
      Cancelled                         (9,772)    2.625   -     8.625
                                       -------    ------        ------
    Outstanding at March 31, 1995      744,286     2.625   -     9.375
      Granted                           85,000     7.250   -     7.250
      Cancelled                         (5,234)    3.125   -     8.625
                                       -------    ------        ------
    Outstanding at August 31, 1995     824,052     2.625   -     9.375
      Granted                          273,662    10.875   -    17.750
      Exercised                        (20,560)    2.625   -     8.750
      Cancelled                         (8,000)    3.875   -     8.750
                                     ---------    ------       -------
    Outstanding at August 31, 1996   1,069,154    $2.625   -   $17.750
                                     =========    ======       =======
    Shares exercisable at
       August 31, 1996                 988,692    $2.625   -   $10.875
                                       =======    ======       =======


   13.  INCOME TAXES

       The provision for income taxes is as follows:

                         August 31,   August 31,     March 31,    March 31,
                           1996          1995          1995         1994

    Currently payable:
      Federal            $2,997,000            --      $141,000   $1,875,000
      State                 223,000            --            --           --
                          ---------                    --------    ---------
                          3,220,000            --       141,000   $1,875,000
    Deferred:             ---------    ----------      --------    ---------
      Federal               944,000   $(1,368,000)      721,000     (338,000)
      State                 345,000      (321,000)      189,000      380,000
                          ---------    ----------      --------    ---------
                          1,289,000    (1,689,000)      910,000       42,000
                          ---------    ----------      --------    ---------
                         $4,509,000   $(1,689,000)   $1,051,000   $1,917,000
                          =========    ==========     =========    =========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of August 31, 1996 and March 31, 1995 consist of the following:

                                                  1996          1995

    Deferred tax assets:
      Tax loss carryforwards                  $955,000    $2,539,000
      AMT tax credits and other
        carryforwards                        3,676,000     2,008,000
                                             ---------    ----------
                                             4,631,000     4,547,000
    Deferred tax liabilities:                ---------    ----------
      Cranberry sales                          459,000       986,000
      Depreciation and amortization         10,429,000     9,411,000
                                            ----------    ----------
                                            10,888,000    10,397,000
                                            ----------    ----------
    Net deferred tax liability              $6,257,000    $5,850,000
                                            ==========    ==========

      At August 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $2,438,000, expiring in 2010.

      A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                  August 31,  August 31,  March 31,  March 31,
                                     1996       1995        1995       1994

    Statutory tax rate               34.0%       34.0%      34.0%       34.0%
    State income taxes, net of
      Federal tax benefit             5.2         5.2        5.3         5.2
    Other, net                        0.3        (0.3)       0.6         0.2
                                     ----        ----       ----        ----
    Effective tax rate               39.5%       38.9%      39.9%       39.4%
                                     ====        ====       ====        ====


   14.  LEASE COMMITMENTS

      On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. The unamortized cost of the leasehold interests are being amortized over the extended lease term on a straight-line basis. Accumulated amortization of the leasehold interests at August 31, 1996 and March 31, 1995 was $1,009,843 and $786,176, respectively. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the state-wide average crop yield. Rent expense for the year ended August 31, 1996, five-month transition period ended August 31, 1995, and the years ended March 31, 1995 and 1994 was $261,166, $0, $338,984 and $240,514,
      respectively.

      On September 5, 1991, the Company entered into a net lease with Equitable Life Assurance Society of the United States ("Equitable") for Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership ("Cranberry Hills"), a partnership controlled by the Company's president and two former directors. The lease, which expires December 31, 2000, provides for rent payments of $284,625 in year one and increasing to $380,875 in year nine with a final payment of $214,906 on June 1, 2000. The lease grants the Company a right of first refusal to purchase the leased premises or to renew the lease on terms Equitable is prepared to accept from a bona fide third party. The purchase agreement also provides for payments to Cranberry Hills of 25% of the premises income, if any, during the term of the lease with Equitable. The amount expensed in fiscal 1996, the five-month transition period ending August 31, 1995 and fiscal 1995 and 1994 was $64,079, $0, $8,973 and $86,999, respectively.

      The future minimum annual payments on noncancellable operating lease agreements for the next four fiscal years ending August 31 are as follows:

                         1997                 $375,000
                         1998                  376,000
                         1999                  371,000
                         2000                  401,000
                                            ----------
                                            $1,523,000
                                            ==========

      The above table does not include any amounts for potential minimum payments under the Nantucket leasehold interest described above, because such amounts, if any, are not presently determinable.

   15.  SUPPLY CONTRACTS

      The Company has entered into multiple-year crop purchase contracts, with seventeen independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberry crop produced on 805 planted acres owned by these growers.

   16.  401(k) RETIREMENT PLAN

      Effective January 1, 1996, the Company established a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The cost of the Company's contributions to this plan for fiscal 1996 was $63,182.

   17.  SUBSEQUENT EVENT

      On September 27, 1996, the Company acquired the productive cranberry bog and certain of the associated assets of John E. McFarland & Sons, Inc. for $7,850,000. The purchase price was for cash of $4,850,000 and the issuance of 169,014 shares of Class A Common Stock.

   18.  SIGNIFICANT CUSTOMERS

      As discussed in Note 1, the Company had supply agreements to sell the majority of its product to two independent fruit juice and sauce processors. After delivery of the 1995 crop, these agreements expired.

      In 1996, the Company had sales of approximately $4,700,000 or 12.5% of net sales to one customer.

                                   * * * * * *

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III


   Item 10.  Directors and Executive Officers of the Company.

        Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive proxy statement for its 1997 annual meeting of shareholders filed with the Commission pursuant to Regulation 14A on November 27, 1996 ("Proxy Statement"). The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the information set forth under the caption entitled "Other Matters-
   Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

   Item 11.  Executive Compensation.

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Executive Compensation" in the Proxy Statement.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Stock Ownership of Management and Others" in the Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions.

        Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference to the information pertaining thereto set forth under the captions entitled "Election of Directors-Business Experience" and "Certain Transaction" in the Proxy Statement.

                                     PART IV


   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   1.   Financial Statement Schedules.

        (a) All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.

   2.   Exhibits and Reports on Form 8-K.

        (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

        (b) The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1996.




   * Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to John A. Pazurek, Vice President-Finance, 800 First Avenue South, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORTHLAND CRANBERRIES, INC.




   Date:  November 27, 1996      By: /s/ John Swendrowski
                                     John Swendrowski
                                     President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 27, 1996 below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


   By: /s/ John Swendrowski                By: /s/ Jerold D. Kaminski
       John Swendrowski                        Jerold D. Kaminski
       Chief Executive Officer and Director    Director



   By: /s/ John A. Pazurek                 By: /s/ John C. Seramur
       John Pazurek                            John C. Seramur
       Vice President-Finance, Treasurer,      Director
       Chief Accounting Officer and Chief
       Financial Officer



   By: /s/ Jeffrey J. Jones                By: /s/ LeRoy J. Miles
       Jeffrey J. Jones                        LeRoy J. Miles
       Director                                Director


   By: /s/ Patrick F. Brennan              By: /s/ Robert E. Hawk
       Patrick F. Brennan                      Robert E. Hawk
       Director                                Executive Vice President and
                                               Director


                                  EXHIBIT INDEX


    EXHIBIT NO.    DESCRIPTION

     3.1           Articles of Amendment of Articles of
                   Incorporation, dated as of August 18, 1995.

     3.2 Articles of Incorporation, as amended, dated as of August 18, 1995.

     3.3 Form of Articles of Amendment of Articles of Incorporation, as amended, to be filed with the Wisconsin Department of Financial Institutions, assuming shareholder approval of a proposed amendment to increase the authorized number of shares of both classes of the Company's common stock, subject to consideration by shareholders at the 1997 annual meeting of shareholders scheduled to be held on January 8, 1997.

     3.4 Articles of Incorporation, as amended, assuming shareholder approval of a proposed amendment to increase the authorized number of shares of both classes of the Company's common stock, subject to consideration by shareholders at the 1997 annual meeting of shareholders scheduled to be held on January 8, 1997.

     3.5 By-Laws of the Company, as amended and restated. [Incorporated by reference to
                   Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 1994.]

     4.3 Credit Agreement, dated August 31, 1994, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.4 Security Agreement Re: Equipment, dated August 31, 1994, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.5 Security Agreement Re: Crops, dated August 31, 1994, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.4 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.6 Mortgage and Security Agreement with Assignment of Rents, dated August 31, 1994, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.7 Mortgage and Security Agreement with Assignment of Rents, dated August 31, 1994, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.8 Secured Promissory Note, dated as of June 14, 1989, issued by the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 7, 1989.]

     4.9 Mortgage and Security Agreement, dated as of June 14, 1989, from the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 7, 1989.]

     4.10 Mortgage and Security Agreement dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q dated November 12, 1993.]

     4.11 Modification Agreement, dated as of July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.9 to the Company's Form 10-Q dated November 12, 1993.]

     4.12 First Amendment to Credit Agreement, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.13          Third Amendment to Credit Agreement, dated
                   November 4, 1996, between the Company and
                   Harris Trust & Savings Bank.

     4.14 Revolving Credit Note, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.12 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.15 Term Credit Note One, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.16 Term Credit Note Two, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.14 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.17 Term Credit Note Three, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.15 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.18 Acquisition Credit Note, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.16 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.19          First Supplement to Security Agreement re:
                   Crops, dated June 6, 1995, between the
                   Company and Harris Trust & Savings Bank.
                   [Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.20 First Supplement to Security Agreement, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.18 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.21 Mortgage and Security Agreement with Assignment of Rents, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.19 to the Company's Form 10-K for
                  the fiscal year ended March 31, 1995.]

     4.22 Mortgage and Security Agreement with Assignment of Rents, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to
                   Exhibit 4.20 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.23 First Supplement to Mortgage and Security Agreement with Assignment of Rents, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.21 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.24 First Supplement to Mortgage and Security Agreement with Assignment of Rents, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.22 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.25 Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.23 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.26 Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     9.1 Voting Trust Agreement, dated as of June 19, 1987 among John Swendrowski, LeRoy J. Miles, Lawrence R. Kem, Cranberries Limited, Inc. and Kem Cranberries, Inc. [Incorporated by reference to Exhibit 9.1 to the Company's Form S-1 Registration Statement (Reg. No. 33-15383).]

     9.2           Amendment to Voting Trust Agreement, dated
                   October 30, 1992.  [Incorporated by
                   reference to Exhibit 9.4 to the Company's
                   Form 10-K for the fiscal year ended March
                   31, 1993.]

    *10.1 1987 Stock Option Plan, dated June 2, 1987, as amended. [Incorporated by reference to
                   Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

    *10.2 Forms of Stock Option Agreement, as amended, under 1987 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

    *10.3 Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John A. Pazurek, John B. Stauner, John Swendrowski, William J. Haddow and Robert E. Hawk, modifying Stock Option Agreements previously entered into between the parties.

    *10.4          1989 Stock Option Plan, as amended.
                   [Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration
                   Statement (Reg. No. 33-32525).]

    *10.5          Forms of Stock Option Agreements under the
                   1989 Stock Option Plan, as amended.
                   [Incorporated by reference to Exhibits 4.5-
                   4.8 to the Company's Form S-8 Registration
                   Statement (Reg. No. 33-32525).]

    *10.6          1995 Stock Option Plan, as amended.

    *10.7          Form of Stock Option Agreements under the
                   1995 Stock Option Plan, as amended.

     10.8 Lease Agreement dated September 5, 1991 between The Equitable Life Assurance Society of the United States and the Company. [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

     10.9 Agreement dated September 5, 1991 between the Company and Cranberry Hills
                   Partnership.  [Incorporated by reference to
                   Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

     10.10 Lease, dated March 31, 1994 between Nantucket Conservation Foundation, Inc. and the Company. [Incorporation by reference to
                   Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 1994.]

    *10.11 Key Executive Employment and Severance Agreement dated as of May 8, 1992 between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

    *10.13         Northland Cranberries, Inc. 1992 Executive
                   Incentive Bonus Plan, as amended.
                   [Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     10.14 Agreement dated June 15, 1992 between the Company and Board na Mona. [Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

     18            Letter from Deloitte & Touche LLP, dated
                   November 26, 1996, regarding change in
                   accounting principles.

     21 Subsidiary of the Company. [Incorporated by reference to Exhibit 22 to the Company's
                   Form 10-K for the fiscal year ended March
                   31, 1992.]

     23.1          Consent of Deloitte & Touche LLP.

     27            Financial Data Schedule.

     99 Definitive Proxy Statement for the Company's 1997 annual meeting of shareholders scheduled to he held on January 8, 1997 (previously filed with the Commission under Regulation 14A on November 27, 1996 and incorporated by reference herein to extent indicated in this Form 10-K).


   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.