Form 10-Q
period 1996-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 1997-01-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended      November 30, 1996

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from                  to

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                                        39-1583759
   (State or other jurisdiction of Incorporation           (I.R.S. Employer
          or organization)                                Identification No.)

                             800 First Avenue South
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin 54495-8020
                    (Address of principal executive offices)

   Registrant's telephone number, including area code  (715)-424-4444


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

   Class A Common Stock          December 31, 1996                 13,155,300


   Class B Common Stock          December 31, 1996                    636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



   PART I.      FINANCIAL INFORMATION                                    Page

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets  . . . . . . . . . .  3

                Condensed Consolidated Statements of Operations  . . . . .  4

                Condensed Consolidated Statements of Cash Flow . . . . . .  5

                Notes to Condensed Consolidated
                   Financial Statements  . . . . . . . . . . . . . . . . .  6

      Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations   . . . . . . . . 7-10

   PART II.     OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

                SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

   ASSETS
                                               (Unaudited)
                                               November 30,     August 31,
                                                   1996           1996
   Current assets:
      Cash and cash equivalents                $       205     $      266
      Accounts and notes receivable                  7,257          2,631
      Investments                                    1,260          1,260
      Inventories                                   20,227         12,414
      Other                                          1,351            922
      Deferred income taxes                          1,124          1,124
                                                ----------      ---------
        Total current assets                        31,424         18,617
                                                ----------      ---------
   Property and equipment - at cost                152,263        141,098
      Less accumulated depreciation                 19,686         18,609
                                                ----------      ---------
        Net property and equipment                 132,577        122,489

   Investments                                       1,317          1,260
   Leasehold interests, net                          1,158          1,197
   Other                                             2,126          1,922
                                                ----------      ---------
   Total assets                                $   168,602     $  145,485
                                                ==========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                         $     2,253     $    2,593
      Accrued liabilities                            8,728          5,914
      Current portion of long-term
       obligations                                   3,560          3,560
                                                ----------      ---------
        Total current liabilities                   14,541         12,067

   Long-term obligations                            71,682         56,978
   Deferred income taxes                             7,334          7,381
                                                ----------      ---------
        Total liabilities                           93,557         76,426
                                                ----------      ---------
   Shareholders' equity:
      Common stock - Class A                           131            127
      Common stock - Class B                             6              6
      Additional paid-in capital                    65,203         60,184
      Retained earnings                              9,705          8,742
                                                ----------      ---------
        Total shareholders' equity                  75,045         69,059
                                                ----------      ---------
   Total liabilities and shareholders'
      equity                                   $   168,602     $  145,485
                                                ==========      =========


   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                  For the 3 months
                                                 ended November 30,
                                               1996            1995

   Revenues                                  $    10,920    $  21,703

   Cost of sales                                   4,675        9,290
                                              ----------     --------
   Gross profit                                    6,245       12,413

   Costs and expenses:
      Selling, general and administrative          2,965          981
      Interest                                       795          616
                                              ----------     --------
        Total costs and expenses                   3,760        1,597
                                              ----------     --------
   Income before income taxes                      2,485       10,816

   Income taxes                                      983        4,246
                                              ----------     --------
   Net income                                $     1,502    $   6,570
                                              ==========     ========

   Net income per common share (based
      on 14,196,028 and 13,582,174(2)
      weighted average common shares
      outstanding, respectively):            $      0.11    $    0.48(2)
                                              ==========     ========

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)



                                                    For the 3 months
                                                   ended November 30,
                                                    1996          1995

   Cash flows from operating activities:
      Net income                                 $   1,502    $   6,570
      Adjustments to reconcile net income
       to net cash provided by (used for)
       operating activities:
           Depreciation and amortization             1,146          937
           Changes in assets and liabilities:
              Receivables and other current
               assets                               (5,055)     (18,987)
              Inventories                           (7,813)       1,529
              Accounts payable and accrued
               liabilities                           2,928        2,537
              Deferred income taxes                    801        4,245
                                                 ---------    ---------
                 Net cash provided by
                    operating  activities           (6,491)      (3,169)
                                                 ---------    ---------
   Investing activities:
      Acquisitions of cranberry operations          (4,850)          --
      Property and equipment additions, net         (3,305)      (2,794)
      Investments                                      (57)          --
      Other                                            (74)        (165)
                                                 ---------    ---------
                 Net cash used for investing
                    activities                      (8,286)      (2,959)
                                                 ---------    ---------
   Financing activities:
      Increase in debt                              14,704        2,458
      Dividends paid                                  (539)        (462)
      Net proceeds from common stock offering           --        4,021
      Exercise of stock options                        721           --
      Other                                           (170)          --
                                                 ---------    ---------
                 Net cash provided by
                    financing activities            14,716        6,017
                                                 ---------    ---------
   Net decrease in cash and cash
      equivalents                                      (61)        (111)

   Cash and cash equivalents:
      Beginning of period                              266          361
                                                  --------     --------
      End of period                              $     205    $     250
                                                  ========     ========

   Supplemental disclosures of cash
    flow information:
      Cash paid for:
        Interest (net of amount capitalized)     $     269    $       5
                                                  ========     ========

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1    BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1996, and its results of operations and cash flows for the three periods November 30, 1996 and 1995, respectively. The Company's consolidated balance sheet as of August 31, 1996 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

             The Company periodically reviews long-lived assets to assess recoverability and impairments will be recognized in operating results if a permanent diminution in value were to occur.


   NOTE 2    STOCK SPLIT

             On June 26, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on September 3, 1996 to shareholders of record on August 15, 1996. Shareholders' equity has been adjusted by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to share and per share amounts for periods prior to the distribution of the stock dividend have been restated to retroactively reflect the stock dividend.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

             In fiscal 1996 and prior years, the Company presold the majority of its crop under fixed price contracts to cranberry product processors, resulting in the majority of its annual revenues having been recorded during the fiscal quarter in which the Company's fall harvest took place. Historically, the Company's three fiscal quarters after the fall harvest reflected either net losses or only nominal profits. However, as part of the Company's pursuit of its "marsh to market" business strategy, during the first quarter of fiscal 1997 the Company stored the majority of its fiscal 1997 crop supply in its freezer facility so that it may be utilized throughout the fiscal year in the manufacture of Northland 100% juice cranberry blend products or for sale as contracted private label juice, cranberry concentrate and whole frozen fruit. By controlling the timing and use of its fruit supply throughout the entire year, the Company anticipates being positioned to better take advantage of favorable market conditions as they arise and, as a result, help reduce the extreme seasonality of its historical interim results and its dependence upon its annual fall cranberry crop. As a result of this substantially changed nature of the Company's business, comparisons between fiscal 1997 interim results and results of the prior year's comparable periods are not particularly meaningful or informative.

             Total revenues for the three months ended November 30, 1996 were $10.9 million compared to $21.7 million in the prior year's quarter, when a majority of the Company's crop was presold under fixed price contracts. Inventories of cranberry supplies at November 30, 1996 to support future sales were $20.2 million compared to $5.8 million at November 30, 1995. A majority of the Company's revenues in the first quarter of fiscal 1997 were a result of seasonal fresh fruit sales for the Thanksgiving holiday. As the Company attempts to continue directing its crop supply into the most profitable product mix possible, the Company believes that fresh fruit sales will continue to be less significant to its results of operations. Sales of the Company's Northland 100% juice cranberry blends continued to increase during the fiscal 1997 first quarter over the fourth quarter of fiscal 1996 as the Company continued its regional product roll-out strategy and also experienced sales growth in certain existing markets. The Company plans on continuing the geographical scope of its roll-out throughout the remainder of the fiscal year, with the intention of being in most metropolitan areas throughout the nation by early-to-mid fiscal 1998. In addition to increasing the distribution and sale of its branded juice products and exploring private label sales opportunities, the Company continually evaluates the current and potential future market conditions for spot market sales of concentrate and bulk frozen fruit in order to best maximize the Company's long-term profitability potential. Depending upon market conditions, this strategy may result in some unpredictable volatility of revenue and net income between fiscal quarters, but is not expected to adversely affect the Company's annual results.

             Cost of sales for the first quarter of fiscal 1997 was $4.6 million, or 42.8% of total revenues for the quarter. Cost of sales for the first quarter of fiscal 1996 was $9.3 million, or 42.8% of total revenues for the quarter. Although the Company's gross margins were coincidentally the same between the two quarterly periods, the Company's inventory costs per barrel were higher in the fiscal 1997 quarter because of increased deferred crop costs, which were offset by higher revenue per barrel sold. The Company's gross margins during the remainder of fiscal 1997 will be dependent upon its product mix and then existing market conditions.

             Selling, general and administrative expenses were $3.0 million, or 27.2 % of total revenues, for the three-month period ended November 30, 1996. For the three months ended November 30, 1995, selling, general and administrative expenses were $1.0 million, or 4.5% of total revenues for that quarter. This expected increase in selling, general and administrative expenses was primarily attributable to costs related to the ongoing implementation of the Company's "marsh to market" business strategy, including the continued rollout of its branded juice product line. As the Company continues its regional roll-out of its juice products, it is likely that selling, gereral and administrative expenses, as a percentage of total revenue, will continue to increase. Interest expense was $795,000 for the three-month period ended November 30, 1996 compared to $616,000 during the same period in fiscal 1996. The increase in interest expense was due to increased debt levels, which resulted from funding marsh acquisitions, property and equipment additions and seasonal operating activities.

             The Company reported fiscal 1997 first quarter net income of $1.5 million, or $0.11 per share. Fiscal 1996 first quarter net income was $6.6 million, or $0.48 per share (on a post-stock split basis). This anticipated decrease in net income and per share earnings was a result of the changing nature of the Company's business, as described above.


   FINANCIAL CONDITION

             Net cash used for operating activities increased to $6.5 million in the first three months of fiscal 1997 compared to $3.2 million used for operating activities in the same period in fiscal 1996. The increase was principally due to changes in receivables and inventories as a result of the Company's changing business nature. In fiscal 1996, the Company presold the majority of its crop under fixed price contracts to cranberry product processors with resulting increased revenues, increased receivables and decreased inventories recorded in the fiscal 1996 first quarter. Under the Company's current marsh to market business strategy, the Company has stored the majority of its fiscal 1997 crop supply in its freezer facility to support future sales. This has resulted in increased inventories and decreased receivables compared to the end of the same period in the prior fiscal year. As a result, the Company's current ratio was 2.16 to 1.00 at November 30, 1996 compared to a current ratio of 1.54 to 1.00 at August 31, 1996.

             Net cash used for investing activities increased during the three-month period ended November 30, 1996 to $8.3 million from $3.0 million during the same period in the prior fiscal year. The increase in fiscal 1997 investing activities was due primarily to the Company's September 27, 1996 acquisition of a 108-acre cranberry property located in Northern Wisconsin. The total cost of the acquisition was $4.9 million in cash and 169,014 shares of the Company's Class A Common Stock. Other property and equipment additions during the fiscal 1997 first quarter were $3.3 million compared to property and equipment additions of $2.8 million in the first quarter of fiscal 1996. On December 30, 1996, the Company completed the $4.35 million acquisition of a 73-acre cranberry property located in Central Wisconsin. The total cost of the acquisition was $2.18 million in cash and 100,000 shares of the Company's Class A Common Stock.

             Net cash provided by financing activities was $14.7 million in the three-month period ended November 30, 1996, compared to $6.0 million during the same period in the prior fiscal year. The increase was primarily due to a $14.7 million increase in the Company's long-term debt. The Company's debt increased as a result of financing the $4.9 million cash portion of its September 1996 marsh acquisition, $3.3 million in property and equipment additions and $6.5 million for seasonal operating activities. The Company's total debt (including current portion) was $75.2 million at November 30, 1996 for a total debt-to-equity ratio of
   1.00 to 1 compared to total debt of $60.5 million and a total debt-to-equity ratio of 0.88 to 1 at August 31, 1996. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements throughout its fiscal year. As of November 30, 1996, the principal amount outstanding under the Company's revolving credit facility was $25.1 million, with an additional $19.9 million available under its credit facilities with a syndicate of regional banks until September 1999. The Company utilized an additional $2.2 million under its revolving credit facility to fund its December 30, 1996 cranberry property acquisition. The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1997.



             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  Certain matters discussed in this Management's
             Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



                           PART II - OTHER INFORMATION


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits

             Exhibit 27 - Financial Data Schedule

        b.   Form 8-K

             No reports on Form 8-K were filed by the Company during the quarterly period to which this Form 10-Q relates.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.

                                           NORTHLAND CRANBERRIES, INC.

   DATE: January 14, 1997                  By: /s/ John Pazurek
                                               John Pazurek
                                               Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.              Description

      27                    Financial Data Schedule