Form 10-Q
period 1997-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 1997-04-11
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   February 28, 1997

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

   Class A Common Stock              March 31, 1997          13,155,300

   Class B Common Stock              March 31, 1997             636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

   PART I.      FINANCIAL INFORMATION                                    Page

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets  . . . . . . . . . .  3

                Condensed Consolidated Statements of Operations  . . . .  4-5

                Condensed Consolidated Statements of Cash Flow . . . . . .  6

                Notes to Condensed Consolidated
                   Financial Statements  . . . . . . . . . . . . . . . . .  7

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . . 8-10

   PART II.     OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

                SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS
                           NORTHLAND CRANBERRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                (Unaudited)
                                                February 28,   August 31,
                                                     1997         1996
   Current assets:
       Cash and cash equivalents                    $  1,481     $    266
       Accounts and notes receivable                   8,883        2,631
       Investments                                     1,260        1,260
       Inventories                                    19,547       12,414
       Other                                             829          922
       Deferred income taxes                           1,124        1,124
                                                     -------      -------
           Total current assets                       33,124       18,617
                                                     -------      -------
   Property and equipment - at cost                  158,337      141,098
       Less accumulated depreciation                  20,912       18,609
                                                     -------      -------
           Net property and equipment                137,425      122,489

   Investments                                            58        1,260
   Leasehold interests, net                            1,118        1,197
   Other                                               2,764        1,922
                                                     -------      -------
   Total assets                                     $174,489     $145,485
                                                    ========     ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                             $  1,950     $  2,593
       Accrued liabilities                             7,328        5,914
       Current portion of long-term obligations        3,603        3,560
                                                     -------      -------
           Total current liabilities                  12,881       12,067

   Long-term obligations                              75,265       56,978
   Deferred income taxes                               8,134        7,381
                                                     -------      -------
           Total liabilities                          96,280       76,426
                                                     -------      -------
   Shareholders' equity:

       Common stock - Class A                            132          127
       Common stock - Class B                              6            6
       Additional paid-in capital                     67,390       60,184
       Retained earnings                              10,681        8,742
                                                     -------      -------
           Total shareholders' equity                 78,209       69,059
                                                     -------      -------
   Total liabilities and shareholders' equity       $174,489     $145,485
                                                    ========     ========

   See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                        For the 6 months
                                                       ended February 28,
                                                        1997         1996

   Revenues                                          $24,433      $25,684

   Cost of sales                                      11,173       11,103
                                                     -------      -------
   Gross profit                                       13,260       14,581

   Costs and expenses:
       Selling, general and administrative             6,334        2,173
       Interest                                        1,910        1,338
                                                     -------      -------
           Total costs and expenses                    8,244        3,511
                                                     -------      -------
   Income before income taxes                          5,016       11,070

   Income taxes                                        1,988        4,351
                                                     -------      -------
   Net income                                        $ 3,028      $ 6,719
                                                     =======      =======
   Net income per common share (based on
       14,298,491 and 13,629,692 weighted average
       common shares outstanding, respectively):     $  0.21      $  0.49
                                                     =======      =======

   See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                        For the 3 months
                                                       ended February 28,
                                                        1997         1996

   Revenues                                          $13,513      $ 3,980

   Cost of sales                                       6,498        1,812
                                                     -------      -------
   Gross profit                                        7,015        2,168

   Costs and expenses:
       Selling, general and administrative             3,369        1,192
       Interest                                        1,115          722
                                                     -------      -------
           Total costs and expenses                    4,484        1,914
                                                     -------      -------
   Income before income taxes                          2,531          254

   Income taxes                                        1,005          105
                                                     -------      -------
   Net income                                        $ 1,526      $   149
                                                     =======      =======
   Net income per common share (based on
       14,402,266 and 13,677,212 weighted average
       common shares outstanding, respectively):     $  0.11      $  0.01
                                                     =======      =======


   See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                        For the 6 months
                                                       ended February 28,
                                                        1997         1996
   Cash flows from operating activities:
     Net income                                         $ 3,028    $ 6,719
     Adjustments to reconcile net income to net cash
        provided by (used for)operating activities:
           Depreciation and amortization                  2,445      1,905
           Changes in assets and liabilities:
              Receivables and other current assets       (6,159)   (17,446)
              Inventories                                (7,133)       202
              Accounts payable and accrued liabilities    1,227        141
              Deferred income taxes                       1,601      4,309
                                                         ______     ______
                 Net cash used for operating
                    activities                           (4,991)    (4,170)
                                                         ______     ______
   Investing activities:
     Acquisitions of cranberry operations                (7,025)        --
     Property and equipment additions, net               (5,012)    (6,298)
     Investments                                          1,202      1,259
     Other                                                 (762)      (288)
                                                         ______     ______
                 Net cash used for investing
                    activities                          (11,597)    (5,327)
                                                         ______     ______
   Financing activities:
     Increase in debt                                    18,330      5,733
     Dividends paid                                      (1,089)      (926)
     Net proceeds from common stock offering                 --      4,021
     Exercise of stock options                              732         --
     Other                                                 (170)       508
                                                         ______     ______
                 Net cash provided by financing
                    activities                           17,803      9,336
                                                         ______     ______

   Net decrease in cash and cash equivalents              1,215       (161)

   Cash and cash equivalents:
     Beginning of period                                    266        361
                                                         ______     ______
     End of period                                      $ 1,481     $  200
                                                        =======     ======
   Supplemental disclosures of cash flow information:
     Cash paid for:
        Interest (net of amount capitalized)            $ 1,919     $1,290
                                                        =======     ======

   See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1    BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1997, and its results of operations and cash flows for the three-month periods ended February 28, 1997 and 1996, respectively. The Company's consolidated balance sheet as of August 31, 1996 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

   NOTE 3    ACQUISITIONS

             On September 27, 1996 the Company acquired a 108-acre cranberry property located in Northern Wisconsin. The total cost of the acquisition was $4.9 million in cash and 169,014 shares of the Company's Class A Common Stock. On December 30, 1996, the Company acquired a 73-acre cranberry property located in Central Wisconsin. The total cost of the acquisition was $2.2 million in cash and 100,000 shares of the Company's Class A Common Stock.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

             In fiscal 1996 and prior years, the Company presold the majority of its crop under fixed price contracts to cranberry product processors, resulting in the majority of its annual revenues having been recorded during the fiscal quarter in which the Company's fall harvest took place. Historically, the Company's three fiscal quarters after the fall harvest reflected either net losses or only nominal profits. However, as part of the Company's pursuit of its "marsh to market" business strategy, during the first quarter of fiscal 1997 the Company stored the majority of its fiscal 1997 crop supply in its freezer facility so that it may be utilized throughout the fiscal year in the manufacture of Northland 100% juice cranberry blend products or for sale as contracted private label juice, cranberry concentrate and whole frozen fruit. By controlling the timing and use of its fruit supply throughout the entire year, the Company anticipates being positioned to better take advantage of favorable market conditions as they arise. As a result of this substantially changed nature of the Company's business, comparisons between fiscal 1997 interim results and results of the prior year's comparable periods are not particularly meaningful or informative.

             Total revenues for the three months ended February 28, 1997 were $13.5 million compared to $4.0 million in the prior year's quarter. Total revenues for the six months ended February 28, 1997 were $24.4 million compared to $25.7 million during the same period in the prior fiscal year. Sales of the Company's Northland 100% juice cranberry blends continued to increase during the fiscal 1997 second quarter as the Company continued its regional product roll-out strategy and also experienced sales growth in existing markets. Due to favorable results in its current markets, the Company has accelerated the geographic rollout of its branded juice line to a national basis. The Company had previously planned to complete its national rollout with its entry into the Northeast sector of the United States in early to mid fiscal 1998. In addition to increasing the distribution and sale of its branded juice products and exploring private label sales opportunities, the Company continually evaluates the current and potential future market conditions for spot market sales of concentrate and bulk frozen fruit in order to best maximize the Company's long-term profitability potential. Depending upon market conditions, this strategy may result in some unpredictable volatility of revenue and net income between fiscal quarters.

             For the three- and six-month periods ended February 28, 1997, cost of sales were $6.5 million and $11.2 million, respectively, or 48.1% and 45.7% of total revenues for each respective period. During the same periods in fiscal 1996, cost of sales were $1.8 million and $11.1 million, respectively, or 45.5% and 43.2% of total revenues for each respective period.

             For the three- and six-month periods ended February 28, 1997, selling, general and administrative expenses were $3.4 million and $6.3 million, respectively, or 24.9% and 25.9% of total revenues for each respective period. During the same three- and six-month periods in fiscal 1996, selling, general and administrative expenses were $1.2 million and $2.2 million, respectively, or 29.9% and 8.5% of total revenues for each respective period. This expected increase between years in selling, general and administrative expenses was primarily attributable to costs related to the ongoing implementation of the Company's "marsh to market" business strategy, including the continued rollout of its branded juice product line. As the Company continues its national roll-out of its juice products, it is likely that selling, general and administrative expenses, as a percentage of total revenue, will increase. Interest expense was $1.1 million for the three-month period ended February 28, 1997 compared to $722,000 during the same period in fiscal 1996. For the six months ended February 28, 1997, interest expense was $1.9 million compared to $1.3 million during the same period in fiscal 1996. The increase in interest expense was due to increased debt levels, which resulted from funding marsh acquisitions, property and equipment additions and seasonal operating activities.

             The Company reported fiscal 1997 second quarter net income of $1.5 million, or $0.11 per share . Fiscal 1996 second quarter net income was $149,000, or $0.01 per share (on a post-stock split basis). For the six-months ended February 28, 1997, the Company reported net income of $3.0 million, or $0.21 per share. Fiscal 1996 net income was $6.7 million, or $0.49 per share. This anticipated increase in second quarter net income and per share earnings and decrease in net income and per share earnings for the six-month period were the result of the changing nature of the Company's business, as described above.

   FINANCIAL CONDITION

             Net cash used for operating activities increased to $5.0 million in the first six months of fiscal 1997 compared to $4.2 million used for operating activities in the same period in fiscal 1996. The cash used for operating activities was principally due to changes in receivables and inventories as a result of the Company's changing business nature. In fiscal 1996, the Company presold the majority of its crop under fixed price contracts to cranberry product processors with resulting increased revenues, increased receivables and decreased inventories recorded in the fiscal 1996 first and second quarters. Under the Company's current marsh to market business strategy, the Company has stored the majority of its fiscal 1997 crop supply in its freezer facility to support future sales. This has resulted in increased inventories and decreased receivables compared to the end of the same period in the prior fiscal year. The Company's current ratio was 2.57 to 1.00 at November 30, 1996 compared to a current ratio of 1.54 to 1.00 at August 31, 1996.

             Net cash used for investing activities increased during the six-month period ended February 28, 1997 to $11.6 million from $5.3 million during the same period in the prior fiscal year. The increase in fiscal 1997 investing activities was due primarily to the Company's acquisition of two cranberry properties during the six-month period ended February 28,
   1997.   On September 27, 1996 the Company acquired a 108-acre cranberry property located in Northern Wisconsin. The total cost of the acquisition was $4.9 million in cash and 169,014 shares of the Company's Class A Common Stock. On December 30, 1996, the Company acquired a 73-acre cranberry property located in Central Wisconsin. The total cost of the acquisition was $2.2 million in cash and 100,000 shares of the Company's Class A Common Stock. Other fiscal 1997 property and equipment additions were $5.0 million compared to property and equipment additions of $6.3 million in fiscal 1996.

             Net cash provided by financing activities was $17.8 million in the six-month period ended February 28, 1997, compared to $9.3 million during the same period in the prior fiscal year. The increase was primarily due to an $18.3 million increase in the Company's long-term debt. The Company's debt increased as a result of financing the $7.1 million cash portion of its fiscal 1997 cranberry marsh acquisitions, $5.0 million in property and equipment additions and $6.2 million for seasonal operating activities. The Company's total debt (including current portion) was $78.9 million at February 28, 1997 for a total debt-to-equity ratio of 1.01 to 1 compared to total debt of $60.5 million and a total debt-to-equity ratio of 0.88 to 1 at August 31, 1996. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements throughout its fiscal year. As of February 28, 1997, the principal amount outstanding under the Company's revolving credit facility was $29.8 million, with an additional $15.2 million available under its credit facilities with a syndicate of regional banks until September 1999. The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1997.

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

                                      NORTHLAND CRANBERRIES, INC.

   DATE: April 9, 1997                By: /s/ John Pazurek
                                      John Pazurek
                                      Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.              Description

      27                    Financial Data Schedule