Form 10-Q
period 1997-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 1997-07-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended      May 31, 1997

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

   Class A Common Stock                   June 30, 1997            13,204,620


   Class B Common Stock                   June 30, 1997               636,202

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

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS
                           NORTHLAND CRANBERRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

             ASSETS
                                                 (Unaudited)
                                                   May 31,        August 31,
                                                     1997            1996
   Current assets:
      Cash and cash equivalents                 $       186     $        266
      Accounts and notes receivable                   8,635            2,631
      Investments                                     1,260            1,260
      Inventories                                    21,787           12,414
      Other                                           1,460              922
      Deferred income taxes                           1,124            1,124
                                                    -------          -------
        Total current assets                         34,452           18,617
                                                    -------          -------
   Property and equipment - at cost                 159,959          141,098
      Less accumulated depreciation                  22,189           18,609
                                                    -------          -------
        Net property and equipment                  137,770          122,489

   Investments                                           58            1,260
   Leasehold interests, net                           1,079            1,197
   Other                                              2,770            1,922
                                                    -------          -------
   Total assets                                 $   176,129     $    145,485
                                                    =======          =======

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                          $     1,458     $      2,593
      Accrued liabilities                             5,099            5,914
      Current portion of long-term
       obligations                                    3,603            3,560
                                                    -------          -------
        Total current liabilities                    10,160           12,067

   Long-term obligations                             79,669           56,978
   Deferred income taxes                              8,017            7,381
                                                    -------          -------
        Total liabilities                            97,846           76,426
                                                    -------          -------
   Shareholders' equity:
      Common stock - Class A                            132              127
      Common stock - Class B                              6                6
      Additional paid-in capital                     67,788           60,184
      Retained earnings                              10,357            8,742
                                                    -------          -------
        Total shareholders' equity                   78,283           69,059
                                                    -------          -------
   Total liabilities and
    shareholders' equity                        $   176,129     $    145,485
                                                    =======          =======

   See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                  For the 3 months
                                                    ended May 31,
                                                1997               1996

   Revenues                                    $10,377             $6,675

   Cost of sales                                 5,060              2,772
                                               -------            -------
   Gross profit                                  5,317              3,903

   Costs and expenses:
      Selling, general and administrative        3,676              1,808
      Interest                                   1,247                660
                                               -------            -------
        Total costs and expenses                 4,923              2,468
                                               -------            -------
   Income before income taxes                      394              1,435
   Income taxes                                    169                580
                                               -------            -------
   Net income                               $      225       $        855
                                               =======            =======

   Net income per common share (based
     on 14,281,691 and 13,792,156
     weighted average common shares
     outstanding, respectively):            $     0.02       $       0.06
                                               =======            =======

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                   For the 9 months
                                                      ended May 31,
                                                  1997             1996

   Revenues                                      $34,810          $32,359

   Cost of sales                                  16,233           13,748
                                                 -------          -------
   Gross profit                                   18,577           18,611

   Costs and expenses:
      Selling, general and administrative         10,010            4,108
      Interest                                     3,156            1,998
                                                 -------          -------
        Total costs and expenses                  13,166            6,106
                                                 -------          -------
   Income before income taxes                      5,411           12,505

   Income taxes                                    2,157            4,931
                                                 -------          -------
   Net income                                $     3,254     $      7,574
                                                 =======          =======

   Net income per common share (based
     on 14,293,406 and 13,753,408
     weighted average common shares
     outstanding, respectively):             $      0.23     $       0.55
                                                 =======          =======

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)



                                                     For the 9 months
                                                       ended May 31,
                                                    1997           1996

   Cash flows from operating activities:
      Net income                                   $3,254          $7,574
      Adjustments to reconcile net income to
       net cash provided by (used for)
       operating activities:
           Depreciation and amortization            3,792           2,942
           Changes in assets and liabilities:
             Receivables and other current
              assets                               (6,542)         (3,082)
             Inventories                           (9,373)         (2,549)
             Accounts payable and accrued
              liabilities                          (1,496)          1,673
             Deferred income taxes                  1,631           2,888
                                                 --------        --------
                Net cash provided by (used
                 for) operating activities         (8,734)          9,446
                                                 --------        --------
   Investing activities:
      Acquisitions of cranberry operations         (7,025)         (2,050)
      Property and equipment additions, net        (6,603)         (9,863)
      Investments                                   1,202           1,259
      Other                                          (810)           (332)
                                                 --------        --------
                Net cash used for investing
                 activities                       (13,236)        (10,986)
                                                 --------        --------
   Financing activities:
      Increase (decrease) in debt                  22,734          (1,798)
      Dividends paid                               (1,639)         (1,391)
      Net proceeds from common
        stock offering                                 --           4,016
      Exercise of stock options                       985              --
      Other                                          (190)            534
                                                 --------        --------
               Net cash provided by
                financing activities               21,890           1,361
                                                 --------        --------
   Net decrease in cash and
    cash equivalents                                  (80)           (179)

   Cash and cash equivalents:
      Beginning of period                             266             361
                                                 --------        --------
      End of period                             $     186        $    182
                                                 ========        ========

   Supplemental disclosures of cash
    flow information:
      Cash paid for:
        Interest (net of amount capitalized)    $   2,698        $  1,548
                                                 ========        ========

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1    BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1997, and its results of operations and cash flows for the three- and nine-month periods ended May 31, 1997 and 1996, respectively. The Company's consolidated balance sheet as of August 31, 1996 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

   NOTE 2    STOCK SPLIT

             On June 26, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on September 3, 1996, to shareholders of record on August 15, 1996. Shareholders' equity has been adjusted by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to share and per share amounts for periods prior to the distribution of the stock dividend have been restated to retroactively reflect the stock dividend.

   NOTE 3    ACQUISITIONS

             On September 27, 1996, the Company acquired a 108-acre cranberry property located in northern Wisconsin. The total cost of the acquisition was $4.9 million in cash and 169,014 shares of the Company's Class A Common Stock. On December 30, 1996, the Company acquired a 73-acre cranberry property located in central Wisconsin. The total cost of the acquisition was $2.2 million in cash and 100,000 shares of the Company's Class A Common Stock.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

             Total revenues for the three months ended May 31, 1997 were $10.4 million compared to $6.7 million in the prior year's quarter. Total revenues for the nine months ended May 31, 1997 were $34.8 million compared to $32.4 million during the same period in the prior fiscal year. Sales of the Company's Northland 100% juice cranberry blends continued to increase during the fiscal 1997 third quarter as the Company continued its national product roll-out strategy and also experienced sales growth in existing markets, resulting in increased fiscal 1997 revenues. In April 1997 the Company announced that its pending acquisition of a private label juice bottler and distributor was abruptly and unexpectedly terminated by the seller for undisclosed reasons, apparently unrelated to Northland or the terms and conditions of the acquisition. The completion of this acquisition would have immediately established Northland as a very significant supplier of private label cranberry juice products. Based on its expectations that this acquisition would be consumated, the Company took a number of actions to conserve its supply of cranberries and to delay its own entry into the private label cranberry juice market. The sudden and unexpected termination of the planned acquisition resulted in the Company's inability to convert a significant amount of raw frozen fruit inventory into revenues during the reporting period. That inventory currently remains in the Compnay's freezer and will contribute to future revenues as it is utilized in the production of the Company's branded juice, cranberry juice concentrate and other value added products.

             For the three- and nine-month periods ended May 31, 1997, cost of sales were $5.1 million and $16.2 million, respectively, or 48.8% and 46.6% of total revenues for each respective period. During the same periods in fiscal 1996, cost of sales were $2.8 million and $13.7 million, respectively, or 41.5% and 42.5% of total revenues for each respective period. As the Company continues the implementation of its "marsh to market" business strategy, its product mix is changing from only selling raw fruit to marketing and selling value-added processed cranberry products. As a result of the substantially changed nature of the Company's business and product mix, cost of sales comparisons between periods are not particularly meaningful or informative.

             For the three- and nine-month periods ended May 31, 1997, selling, general and administrative expenses were $3.7 million and $10.0 million, respectively, or 35.4% and 28.8% of total revenues for each respective period. During the same three- and nine-month periods in fiscal 1996, selling, general and administrative expenses were $1.8 million and $4.1 million, respectively, or 27.1% and 12.7% of total revenues for each respective period. This expected increase between years in selling, general and administrative expenses was primarily attributable to costs related to the ongoing implementation of the Company's "marsh to market" business strategy, including the continued rollout of its branded juice product line. The Company has committed to a major national media campaign and other significant promotional activities in support of its branded juice rollout in the fiscal 1997 fourth quarter. As the Company continues the national roll-out of its juice products, it is likely that selling, general and administrative expenses, as a percentage of total revenue, will increase.

             Interest expense was $1.2 million for the three-month period ended May 31, 1997 compared to $660,000 during the same period in fiscal 1996. For the nine months ended May 31, 1997, interest expense was $3.2 million compared to $2.0 million during the same period in fiscal 1996. The increase in interest expense was due to increased debt levels, which resulted from funding marsh acquisitions, property and equipment additions and seasonal operating activities.

             The Company reported fiscal 1997 third quarter net income of $225,000, or $0.02 per share . Fiscal 1996 third quarter net income was $855,000, or $0.06 per share (on a post-stock split basis). For the nine-months ended May 31, 1997, the Company reported net income of $3.3 million, or $0.23 per share. Fiscal 1996 net income was $7.6 million, or $0.55 per share. Because of the actions taken by the Company to conserve its supply of cranberries and to delay its entry into the private label cranberry juice markets, in anticipation that the acquisition of the private label juice bottler and distributor would be completed, the Company is reporting lower than expected revenues and, as a result, substantially lower than expected fiscal 1997 earnings. Fiscal 1997 fourth quarter promotional spending to support the national rollout of the Company's branded juice product line is expected to further reduce earnings and is anticipated to result in a net loss for that period, although the Company will still report a profit for the fiscal year.

   FINANCIAL CONDITION

             Net cash used in operating activities of $8.7 million in the first nine months of fiscal 1997, compared to $9.4 million provided by operating activities in the same period in fiscal 1996, is the result of the Company's changing business nature and lower than expected third quarter earnings. In fiscal 1996, the Company presold the majority of its crop under fixed price contracts to cranberry product processors in its first quarter and received full payment for the sales in its third quarter. Under the Company's "marsh to market" business strategy, the Company stored the majority of its fiscal 1997 crop supply in its freezer facility to support sales throughout its fiscal year, resulting in significant increases in inventory and accounts receivable at May 31, 1997. The Company's current ratio was 3.39 to 1.00 at May 31, 1997 compared to a current ratio of 1.54 to 1.00 at August 31, 1996.

             Net cash used for investing activities increased during the nine-month period ended May 31, 1997 to $13.2 million from $11.0 million during the same period in the prior fiscal year. The increase in fiscal 1997 investing activities was due primarily to the Company's acquisition of two cranberry properties during the nine-month period ended May 31,
   1997.   On September 27, 1996 the Company acquired a 108-acre cranberry property located in northern Wisconsin. The total cost of the acquisition was $4.9 million in cash and 169,014 shares of the Company's Class A Common Stock. On December 30, 1996, the Company acquired a 73-acre cranberry property located in central Wisconsin. The total cost of the acquisition was $2.2 million in cash and 100,000 shares of the Company's Class A Common Stock. Other fiscal 1997 property and equipment additions were $6.6 million compared to property and equipment additions of $9.9 million in fiscal 1996.

             Net cash provided by financing activities was $21.9 million in the nine-month period ended May 31, 1997, compared to $1.4 million during the same period in the prior fiscal year. The increase was primarily due to a $22.7 million increase in the Company's long-term debt. The Company's debt increased as a result of financing the $7.1 million cash portion of its fiscal 1997 cranberry marsh acquisitions, $6.6 million in property and equipment additions and $9.0 million for seasonal operating activities. The Company's total debt (including current portion) was $83.3 million at May 31, 1997 for a total debt-to-equity ratio of 1.06 to 1 compared to total debt of $60.5 million and a total debt-to-equity ratio of 0.88 to 1 at August 31, 1996. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements throughout its fiscal year. As of May 31, 1997, the principal amount outstanding under the Company's revolving credit facility was $37.0 million, with an additional $8.0 million available under its credit facilities with a syndicate of regional banks until September 1999. The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1997.

             On May 8, 1997, the Company entered an agreement in principle to acquire the stock of Atoka Cranberries, Inc. Atoka, based in Quebec, Canada, has a total of 424 planted cranberry acres in various stages of maturity on 2,700 acres of land. The purchase price of the transaction is U.S. $28.5 million, payable $13 million in cash, with the remainder in Northland convertible notes. The notes will bear interest at 7%, mature and be payable in five years and will be convertible into one share of Northland Class A Common Stock for each $20 of principal amount, or an aggregate of 775,000 current shares upon full conversion (approximately 5% of current fully dilutive post conversion shares).



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

                           PART II - OTHER INFORMATION


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits

             Exhibit 3.1 - Amendments to the By-Laws of Northland
   Cranberries, Inc.

             Exhibit 3.2 - By-Laws of Northland Cranberries, Inc., as Amended

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

                                           NORTHLAND CRANBERRIES, INC.

   DATE: July 14, 1997                     By: /s/ John Pazurek
                                               John Pazurek
                                               Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.      Description

      3.1           Amendments to the By-Laws of Northland Cranberries, Inc.

      3.2           By-Laws of Northland Cranberries, Inc., as Amended

      27            Financial Data Schedule