Form 10-K405
period 1997-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 1997-12-01
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended August 31, 1997
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

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

                                     Yes [X]         No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   [X]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 1997:
                                  $187,229,580

   Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 24, 1997:

            Class A Common Stock, $.01 par value:  13,220,370 shares
              Class B Common Stock, $.01 par value: 636,202 shares

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

   Proxy Statement for 1998 annual meeting of shareholders scheduled to be held January 7, 1998 (incorporated by reference into Part III, to the extent indicated therein).

   1997 Annual Report to Shareholders (incorporated by reference into Parts II and IV, to the extent indicated therein).

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


   Item 1.   Business.

                                     General

             Northland Cranberries, Inc. ("Company" or "Northland") is a vertically integrated grower, processor and marketer of cranberries and value-added consumer and industrial cranberry products. With 25 cranberry producing marshes and 2,548 planted acres owned or operated in Wisconsin and Massachusetts as of November 15, 1997, Northland is also the world's largest cranberry grower.

             Since 1993, when Northland first began implementing its "marsh to market" vertical integration strategy by introducing its own Northland brand fresh cranberries, this strategy has been and continues to be the principal strategic focus of the Company. The Company has developed from principally a cranberry grower and member of the Ocean Spray Cranberries, Inc. ("Ocean Spray") marketing cooperative to a grower, purchaser, processor and marketer of cranberries and cranberry products. The Company's current product line includes Northland brand 100% juice cranberry blends, Northland brand fresh cranberries, private label cranberry products, cranberry concentrate, raw frozen cranberries and single-strength cranberry juice.

             The Company completed the national rollout of its Northland brand 100% juice cranberry blends in fiscal 1997. As of August 31, 1997, Northland's blended cranberry juice product line was available in 48 states and in approximately 18,000 supermarkets, or 60% of supermarkets nationwide. According to data compiled by Information Resources, Inc. ("IRI"), for the 12-week period ended October 12, 1997, the Northland branded juice product line increased its market share in the United States supermarket shelf-stable cranberry beverage category to approximately 6.5% as compared to 1.0% for the 12-week period ended October 6, 1996. For the four-week period ended October 12, 1997, Northland's market share in this category was approximately 8.0%.

             In fiscal 1998, the Company expects to continue the growth and distribution of its Northland branded juice product line by (i) implementing a comprehensive national marketing plan, including a national television advertising campaign, to continue to increase consumer awareness about the Company's branded juice products; (ii) continuing its trade and price promotion plan through seasonal merchandising and couponing; (iii) introducing new juice flavors and bottle sizes; and (iv) pursuing alternative sales channels, including membership clubs, mass merchandisers, drug and discount stores, convenience stores and industrial food service companies. The Company also plans to continue to pursue sales opportunities for its cranberry juice concentrate and its private label cranberry products, as well as maintaining is seasonal sales of fresh cranberries.

                               Marketing and Sales

        Marketing

             The Company's marketing strategy and focus for its Northland 100% juice cranberry blend product line is to highlight the differences in flavor and nutritional content between Northland brand 100% juice cranberry blends and the competing products of Ocean Spray and others containing lesser juice content, as well as the nutritional benefits of cranberry-based beverages. To implement this strategy, in fiscal 1997, the Company developed and coordinated media advertising programs, sales promotion programs, market research and public relations for the Northland 100% juice cranberry blend product line. The Company expanded its regional television campaign, which began in early fiscal 1997, by developing a national television advertising campaign in connection with the national rollout of its branded juice product line. The Company also entered into a long-term licensing agreement with the Ladies Professional Golf Association to become a corporate sponsor and the official juice of the LPGA. The Company intends to continue aggressively promoting its branded juice product line through increased television advertising in fiscal 1998 and by continuing its trade and price promotion plan, consisting of seasonal merchandising to increase in-store visibility of Northland products and a coupon plan to provide strong trial incentives to first-time buyers and repurchase incentives to established users. Northland anticipates spending approximately $24 million on advertising, promotion and slotting expenses in support of its brand in fiscal 1998, compared to $9 million in fiscal 1997.

             On June 2, 1997, the Company hired Jerold D. Kaminski to serve as the Company's President and Chief Operating Officer, with principal responsibilities for the continued implementation of the Company's "marsh to market" strategy, and with particular emphasis on directing and implementing marketing and sales strategies for the Northland brand. Mr. Kaminski has extensive management experience in the food industry (and in particular with the marketing and sale of branded grocery products) as the former Director of Marketing for the Food Service Division of General Mills Corporation, a position Mr. Kaminski held for four years. See "Executive Officers of the Company."

             The Company employs a Director of Marketing (with over 20 years of marketing experience in the food and consumer products industries), a marketing coordinator and support staff personnel to oversee marketing of the Company's branded juice product line. The Company also internally staffs a creative services department to assist in marketing and promotional efforts.

        Sales

             Based on industry data, dollar sales of shelf-stable cranberry beverages continued to increase in fiscal 1997, with Northland's entry into certain individual markets appearing to stimulate total segment growth. Northland anticipates that this category growth will continue in fiscal 1998. Northland believes this category growth may allow it to realize increased sales of its branded juice products by expanding distribution and increasing promotion of Northland brand 100% juice products, both within its current markets as well as in new markets.

             The Company's branded juice sales are coordinated by a Director of Sales and a National Sales Manager - Branded Products (who together have over 35 years of sales experience in the food and consumer products industries), as well as six regional sales managers with extensive sales experience working for companies such as Borden, Inc., Ralston Purina Company and Oscar Mayer Foods Corp. The Company's sales staff directs distribution and sale of its branded juice products through a network of approximately 60 independent food brokers in the major geographic regions of the United States.

             In addition to selling branded juice products, the Company sells Northland brand fresh cranberries to wholesale produce distributors and retail grocery companies during the Thanksgiving and Christmas holiday seasons. Due in part to a cooler than average summer growing season, the fiscal 1997 fresh cranberry crop consisted of smaller-than-average size berries. The reduced average size of the fiscal 1997 fresh cranberry crop resulted in the Company producing, packaging and selling less fresh fruit in fiscal 1997 than in fiscal 1996. Fresh fruit sales in fiscal 1998 are expected to be consistent with fiscal 1997 levels.

             In addition to the national rollout of its branded juice product line, important elements of the Company's marsh-to-market strategy in fiscal 1997 were to develop initial sales of private label cranberry products and to increase its sales of cranberry juice concentrate. However, during early fiscal 1997, Northland was approached by, and entered into negotiations and reached verbal agreement for the acquisition of, a major private label supplier. In anticipation of closing this planned acquisition, the Company redirected its internal efforts away from attempting to generate sales of its private label products and concentrate so that it could retain cranberries in inventory in order to internally supply the raw materials necessary to meet the ongoing product sales of the acquisition candidate. However, for unknown reasons not related to the Company, the acquisition was suddenly terminated by the seller on the anticipated execution date of the definitive acquisition agreement. As a result, the Company's sales of private label products and cranberry concentrate were adversely effected, and a larger than normal amount of the Company's cranberry supply that was intended for use by the target company and expected to generate revenue in fiscal 1997 remained in inventory at the end of the year.

             The Company has initiated plans to renew its efforts to establish initital sales of its private label products. According to industry data, approximately $150 million of private label cranberry juice products were sold in supermarkets nationwide in 1997, representing approximately 20% of the total supermarket shelf-stable cranberry juice segment. The Company believes its position as the world's largest cranberry grower would allow private label customers access to a reliable, high quality supply of cranberry-based juice products. Private label juice product sales, however, are very price competitive, and supermarket chains, mass merchandisers and other producers of private label products are often hesitant to change historical suppliers. The Company anticipates that, in order to establish initial private label sales success, it will need to aggressively compete based on product pricing in fiscal 1998. There can be no assurance that the Company will be successful in entering this market or that such sales will be on satisfactory economic terms.

             In fiscal 1996, the Company entered into an agreement with Rudolph Wild GmbH & Co. ("Wild") to supply Wild with cranberry concentrate for Wild's production of fruit juice and other beverages for distribution exclusively in international markets. Wild is one of Europe's largest suppliers of natural ingredients for the production of soft drinks and other fruit beverages. The Company has a commitment to sell approximately 120,000 barrels of concentrate over the next two fiscal years to Wild.
   The Company believes that its alliance with Wild, combined with its sales of fresh cranberries in the United Kingdom, the Netherlands, Belgium and other European countries, provides the Company with an initial foundation for additional overseas sales and provides potential opportunities for eventual expansion into other foreign markets.

             In fiscal 1997, the Company had sales of approximately $5.8 million, or 12% of net sales, to one customer. The Company believes the loss of this customer would not have a material adverse effect on the Company since these sales were mostly in the form of cranberry concentrate, and the raw cranberries used to produce such concentrate could, if necessary, be redirected to other customers or into the production of other consumer cranberry products.

             The Company's wholly-owned subsidiary, Wildhawk, is in the business of selling agricultural chemicals and fertilizer to cranberry growers. The Company also sells cranberry vines to other cranberry growers. Neither Wildhawk sales nor sales of cranberry vines have recently had, nor are they expected to have, a material impact on the Company's revenues or net income.

                                Cranberry Supply

        General

             The Company believes an important factor in successfully implementing its marsh to market strategy is controlling a significant and reliable supply of cranberries through its own growing efforts and purchasing cranberries from other growers. Northland is the world's largest cranberry grower, with more planted acres of cranberries owned or leased than any other grower. As of November 15, 1997, Northland owned or operated approximately 2,548 planted acres in Wisconsin and Massachusetts. The Company utilizes its significant internal harvest of raw cranberries from its owned and operated acres for a substantial majority of its fruit distribution needs. Because cranberries are currently in limited supply, Northland believes it has a competitive advantage over other independent cranberry juice product processors and marketers since its position as the world's largest single grower of cranberries gives it the capability to supply itself internally with a significant and reliable source of raw cranberries rather than having to rely on third party suppliers. The combination of federal and state environmental regulations which currently restrict the development of wetlands and the long lead-time and significant capital costs required to develop new marshes to full productivity have restricted the planting of significant additional cranberry producing acreage in the United States.

        Internally Grown and Purchased Supply

             In the fall of 1996 (i.e., fiscal 1997), the Company harvested 293,000 barrels from 2,107 harvested acres on 24 marshes. While the fiscal 1997 harvest was a record harvest for the Company, production from the Company's northern Wisconsin properties was less than expected, due in large part to small berry size caused by very cold spring and early summer weather. Since the Company's growing costs are relatively fixed, the small berry size resulted in increased cost of goods sold per barrel and lower-than-expected profits per barrel in fiscal 1997.

             The fall 1997 harvest of 417,000 barrels was a record harvest for the Company. The large harvest was due in part to the maturation of hybrid high-yield cranberry vines which the Company planted in its internal expansion program in prior years, combined with favorable weather and overall good growing conditions.

             The Company also purchases raw cranberries from other growers to supplement its own harvested crop. In fiscal 1997, Northland purchased approximately 104,000 barrels of cranberries from other independent growers. The Company has entered into multi-year crop purchase contracts with 27 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,557 planted acres. None of these contracts expires in fiscal 1998. The Company expects the quantity of cranberries purchased under its existing contracts to increase in future years as the contracted marsh acreage matures and becomes more productive. However, there can be no assurance that these existing contracts will be renewed upon expiration.

             The following table shows certain information regarding the Company's cranberry marshes and production for the fiscal years indicated.


                                                                   Fiscal Year

                                       1998             1997            1996            1995             1994
                                 (25 Marshes) (1)   (25 Marshes)    (21 Marshes)    (21 Marshes)     (18 Marshes)

    Total planted acres                  2,548              2,548          2,368            2,257          1,982

    Total acres
     harvested (2)                       2,243              2,107          1,935            1,813          1,519

    Total barrels of
     production                        417,000            293,000        287,000          254,000        192,000


   _____________________________

   (1)  Includes data only through November 15, 1997.

   (2) Includes only acres which are over four years old and on which vines have not otherwise been "mowed." Cranberry vines may be mowed and then replanted on new or existing acreage to create new or renovated cranberry bogs. Although mowing prevents the harvesting of berries from such acres for that season, the mowed acres grow back and typically produce a modest crop in the year after mowing and a normal crop in the second year after mowing.


             As a result of existing domestic regulatory constraints on the development of wetlands, the Company does not anticipate planting significant additional domestic acreage in the near future. The Company intends to continue attempting to increase its internal supply principally through pursuing additional marsh property acquisitions and entering into additional crop purchase agreements.

        Increasing Internal Supply through Marsh Acquisitions

             Since its inception, Northland has pursued a business strategy of aggressively increasing its internal cranberry supply through marsh acquisitions. For the period from immediately prior to its initial public stock offering in August 1987 through November 15, 1997, the Company has added, through acquisitions or leases, a total of 20 marsh properties. During this period, total planted acreage has increased 656%, from 337 acres to 2,548 acres, through acquisitions and the Company's internal planting program. In fiscal 1997, the Company acquired two separate marsh properties in Wisconsin consisting of a total of 181 planted acres. These acquisitions increased the Company's total planted acreage as of November 15, 1997 to approximately 2,548 acres on 25 properties, with over 23,000 total support acres. The Company intends to continue pursuing the expansion of its productive capacity through the cost-effective acquisition or lease of additional cranberry marshes both domestically and internationally. The Company evaluates potential acquisition opportunities and determines a range of potential purchase prices based on several factors, including (i) historical and prospective productive cranberry yield; (ii) existing and future production expansion potential;
   (iii) the amount, type and condition of equipment being purchased; (iv) the type of facilities associated with the operation; (v) existing bog management; and (vi) potential synergies with Northland's existing marsh locations.

        International Initiatives

             The Company is involved in certain international supply initiatives and is exploring certain overseas supply opportunities, including an agreement with an Irish state-owned enterprise to conduct planting and testing of cranberry vines on marsh acreage in Ireland. The Company has also entered into a multi-year contract with a cranberry grower in Chile to purchase 20% of that grower's annual harvested crop; however, as a result of difficult growing conditions, the number of cranberries produced by this grower has been limited to date.

             The Company also continues to explore potential opportunities to develop cranberry-producing acres in several countries in Eastern Europe, as well as in Russia. The Company does not anticipate that these opportunities will produce any material financial benefit to the Company in the near future.

        Environmental Factors in Cranberry Production

             The quality and quantity of cranberries produced in any given year is dependent upon certain external environmental factors over which the Company has little or no control. Extremes or significant variations in temperature, excessive or inadequate precipitation levels, storms and hail, or crop infestations can all adversely impact the production (as well as the vine maturation process) in any crop year or years. While the Company has attempted to mitigate the adverse effects that these factors may have on its internal cranberry production, the Company's cranberry production still remains substantially subject to these agricultural factors.

             In addition to some geographical diversity in the location of its marshes, the Company maintains federally-subsidized multi-peril crop insurance coverage for all of its marshes as part of its efforts to minimize the effects of adverse agricultural occurrences. The policies insure against unavoidable loss of production resulting from adverse agricultural conditions, including hail, fire, insects, plant disease, wildlife, human tampering and malicious damage to the bogs and the failure of an irrigation system water supply due to an unavoidable cause. Each of these multi-peril policies insures up to 75%, the maximum coverage currently available, of the previous 10 years' average crop yield on the covered marsh's insured acreage at an effective rate for fiscal 1997 of $60 per barrel of insured lost production (rather than the price which could have been received by actually harvesting and delivering or selling such barrel). These insurance policies do not cover destruction or spoilage of the Company's crop after its harvest. The Company received $756,699, $737,721 and $1,078,000 of multi-peril crop insurance proceeds in fiscal 1997, 1996 and 1995, respectively, and paid multi-peril insurance premiums of $872,347, $563,789, and $421,094 in those years respectively.

             In fiscal 1997, the Company incorporated Northland Insurance Center, Inc., which will assist the Company in procuring insurance against certain crop losses.

                           Processing and Distribution

             Another integral part of the Company's marsh to market strategy is its capability to internally process its harvested and purchased cranberries. Cranberries harvested from the Company's marshes or purchased from independent suppliers are brought to the Company's 150,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin. The receiving station is capable of cleaning, drying and electronically color sorting incoming fresh fruit. Raw cranberries which are to be sold as fresh fruit during the Thanksgiving and Christmas holiday seasons are stored in a temperature-controlled facility until they are hand-sorted, packaged and distributed to food brokers, wholesalers or supermarkets for sale as Northland brand fresh cranberries. Raw cranberries which are to be used to make other consumer cranberry products are cleaned, sorted and stored in the Company's 65,000 square foot freezer facility until they are sent to the Company's 16,000 square foot juice pressing and concentrating facility, which was constructed in fiscal 1996. The concentrating facility, which is capable of concentrating juice from up to 400,000 barrels of raw cranberries annually, processes raw cranberries into concentrate or single-strength juice. Concentrate and single-strength cranberry juice are sold to various manufacturers of processed consumer cranberry products. The Company also produces a pre-mixed product formulation (or "pre-mix") by formulating single-strength cranberry juice with other fruit juices, which is shipped to co-packers for bottling and packaging of Northland branded juice products. The Company believes its capability to internally process cranberries increases its ability to control the distribution and sale of its branded juice products and other value-added consumer and industrial cranberry products.

             The Company maintains various co-packing agreements (including agreements with two major food manufacturers, Seneca Foods Corporation and Sunsweet Growers, Inc.) to formulate and bottle its processed cranberry blends in six strategic locations nationwide. The Company delivers pre-mix to these co-packers, who the re-formulate, bottle and package the Company's branded juice products for delivery. The Company's transportation department contracts with independent carriers to distribute the bottled products to various grocery stores and retail outlets. The Company believes that utilizing strategically located co-packers to establish its production/ distribution network lowers freight and production costs, as well as allows for timely response to customer demands.

                                   Competition

        General

             The markets for consumer cranberry products in which the Company competes are large and very competitive. Substantially all of the major markets for cranberry products in which the Company competes are dominated by Ocean Spray. Ocean Spray, an agricultural marketing cooperative entitled to limited protection under federal anti-trust laws, has over 700 member-growers, representing approximately 70% of all cranberry production in North America. Based on IRI data, for the 12-weeks ended October 12, 1997, Ocean Spray products represented approximately 62% of the supermarket shelf-stable cranberry beverage market, down from approximately 69% for the 12-weeks ended October 6, 1996. For the four-week period ended October 12, 1997, Ocean Spray's market share in this category was approximately 60%. Ocean Spray has significantly greater brand name recognition, marketing and distribution resources than the Company.

        Branded Juice

             The Company's 100% juice cranberry blends compete principally with Ocean Spray's branded cranberry juice products, as well as the branded cranberry juice products of other distributors, private label cranberry juice products and other juice and beverage products. The Company's 100% juice cranberry blends are "premium" products competing against other cranberry juice products, most of which are made up of much less than 100% juice. For example, Ocean Spray's cranberry juice cocktail contains only up to 27% cranberry juice and is otherwise supplemented by fructose and water. Like Ocean Spray, most competitors' juices use sugar or corn syrup additives as sweeteners. The Company believes that its premium product formulation provides it with a competitive advantage in the retail consumer market for juice products due to the improved quality and taste between its 100% juice products and competitors' juices which do not contain 100% juice. The Company fully anticipates that Ocean Spray will continue to compete aggresively against Northland's 100% juice cranberry blend products, possibly including reducing product pricing, increasing its advertising expenditures, increasing its trade promotions and other actions. Ocean Spray has significantly more experience in the fruit juice markets, substantially greater brand name recognition and substantially greater marketing and distribution resources than the Company. There can be no assurance that the Company will be successful in competing against Ocean Spray.

        Fresh Cranberries

             The Company competes with Ocean Spray and other brand label producers in the market for fresh cranberry sales during the Thanksgiving and Christmas holiday seasons. The Company intends to continue to compete in the fresh cranberry market by continuing to sell Northland brand fresh cranberries, primarily in the United States, at competitive prices. Ocean Spray has significantly more experience in the sale of branded fresh cranberries, substantially greater brand name recognition and substantially greater marketing and distribution resources than the Company. There can be no assurance that the Company will be successful in competing against Ocean Spray in the fresh cranberry market.


        Private Label Cranberry Products

             The market for private label cranberry juice, sauce and other processed cranberry products has historically been supplied by a limited number of independent raw cranberry brokers and private label juice processors and marketers. Certain processors have significant experience in the private label fruit juice and processed cranberry products markets and have established co-packing and bottling operations, distributor networks and customer bases. There can be no assurance that the Company will be successful in competing directly or indirectly against certain major independent processors. However, the Company believes that its processing capabilities and internal supply of raw cranberries may provide it with a competitive advantage over those independent processors that must rely on other growers and prevailing market conditions to obtain the raw cranberry supply necessary to compete in the private label market. Moreover, private label cranberry products in general compete against branded cranberry products. The Company intends to compete aggressively based on product pricing to initiate sales of its private label products in fiscal 1998. There can be no assurance that any private label processed cranberry products of the Company or its allied co-packers will be able to compete successfully against other private label products of existing suppliers, or the similar branded products of Ocean Spray or others.


        Raw Cranberries

             Ocean Spray dominates the raw cranberry market, controlling approximately 70% of the total raw cranberry supply. Northland competes in the market for purchasing raw cranberries with other independent cranberry product handlers and processors for the raw cranberries of other independent growers. Principal competitive factors in the purchase of raw cranberries include price, organizational loyalty and tradition. The Company could experience increased competition for the direct purchase of raw cranberries from Ocean Spray if Ocean Spray were to begin accepting new member-growers. Additionally, in recent years, efforts have been made to grow cranberries in locations outside of North America. There can be no assurance that cranberry production outside of North America will not become significant over the longer term.

        Industrial Cranberry Products

             The Company also competes for the sale of cranberry concentrate, single-strength cranberry juice and frozen whole and sliced cranberries to industrial customers, such as food processors and food service companies. Cranberry concentrate is currently Northland's principal industrial product in terms of sales volume and potential. The Company's industrial customer base includes several major food processing firms. The Company believes its position as the world's largest single cranberry grower and its ability to internally process raw cranberries allows it to offer a reliable supply of high quality, competitively priced cranberry products to its industrial customers.


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

        Environmental and Other Governmental Regulation

             To obtain permits to create new cranberry marshes in the United States, cranberry growers and other developers are generally required, pursuant to a national "no net loss" of wetlands policy, to restore the functional values of disturbed wetland acreage in an amount equal to at least 100% of the acreage intended for the development of new cranberry marshes, depending on the type of wetland impacted. Given this strict regulatory requirement, as well as strict water quality legislation in Wisconsin and Massachusetts, the Company believes it is currently unlikely that the Company, or any other cranberry growers or other developers in North America, will be able to cost-effectively secure additional permits for further significant cranberry marsh development or expansion of wetland properties (although the Company and other growers or developers may renovate existing developed wetlands acreage from time to time and replant older cranberry vine varieties with higher-yielding vine varieties).

             However, certain independent growers have undertaken efforts in various states, including Maine, Minnesota, Michigan and Delaware (as well as efforts in Quebec and British Columbia), to plant, cultivate, and develop new cranberry-producing acreage. Given the aforementioned environmental regulations, the particular soil and temperature conditions necessary to effectively grow cranberries and the long lead-time required for cranberry vines to mature to full production, the Company does not expect these efforts to materially affect the supply of cranberries in fiscal 1998.

             One of the Company's Wisconsin marshes and one in Massachusetts are the subjects of various types of activities intended to remediate ground and/or water contamination caused by previously removed underground storage tanks used by the prior owners of such properties. All of such circumstances have been reported to the appropriate state regulatory agencies and are subject to state supervised remediation plans. Based on information available as of August 31, 1997, the Company believes a substantial portion of the aggregate costs of such remedial activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or indemnification claims against the properties' prior owners. The Company believes that no material liabilities will be incurred as a result of remediation activities at any of the affected properties.

             Proposed regulations were recently approved by the Wisconsin Department of Natural Resources ("DNR") to amend portions of the Wisconsin Administrative Code to lessen the DNR's scrutiny associated with obtaining DNR approval for the development of cranberry marshes in wetlands. The proposed amendments to the regulations are currently pending before a committee of the Wisconsin Legislature, and it is uncertain whether these proposed regulations will ultimately take effect. The enactment of these proposed regulations in their current form could relax the standards and procedures for obtaining state water quality certification to conduct activities in wetlands pursuant to a federal permit. However, as a result of the continued federal restrictions on wetland development and the long lead-time associated with the planting and maturation of cranberry vines, the Company does not expect the proposed regulations, even if adopted in their current form, to materially affect the supply of cranberries in Wisconsin in the near term.

             The Cranberry Marketing Committee of the United States Department of Agriculture (the "CMC") has the authority under the provisions of the Federal Cranberry Marketing Order to recommend that the Secretary of the United States Department of Agriculture impose harvest volume restrictions on domestic cranberry growers if the CMC believes there will be an anticipated substantial over-supply of cranberries for the forthcoming crop year. Such volume restrictions have not been imposed since 1971, and based on current market conditions, the Company does not anticipate any such restrictions in the near future; however, there can be no assurance that such volume restrictions will not be imposed on growers in the future.

             Other than as set forth above, the Company does not expect existing federal, state or local environmental or other governmental legislation or regulation to have a material effect on its capital expenditures, results of operations or competitive position.

                                   Seasonality

             The Company's business prior to fiscal 1997 had been extremely seasonal because the Company's historical results of operations had been significantly dependent upon the results of the Company's annual harvest. The successful implementation of the Company's marsh to market strategy is expected to help reduce the extreme seasonality of its business, although the Company expects sales of its juice and fresh fruit to experience seasonal increases during the traditional Thanksgiving and Christmas holiday seasons.

                             Materials and Supplies

             The Company purchases bottles, caps, flavorings, juices and packaging either from its co-packers or independent third parties. The Company obtains a significant amount of its materials and supplies necessary for its growing and cultivation of cranberries, including water and sand, from resources located on its own marshes. The Company also expects to continue purchasing substantially all of its fertilizer and pesticides from Wildhawk. The remainder of the Company's raw materials and supplies, including the materials used to package the Company's fresh fruit, are purchased on the open market from various sources.

             The Company believes it would, if necessary, be able to locate additional and alternative sources for any raw materials and supplies without a material delay or adverse effect on its business.

                            Trademarks and Formulae

             The Company owns the Northland trademark, which is registered in the United States Patent and Trademark Office. The Northland trademark is important to the Company in the sale of its branded fresh cranberries and cranberry juice products, and the Company expects it to become increasingly more important as Northland brand 100% juice cranberry blends continue to grow in market share and distribution.

             Northland 100% juice cranberry blends utilize proprietary flavor formulations. The Company attempts to ensure the confidentiality of these formulations by shipping pre-mix to co-packers and by requiring its co-packers to enter into confidentiality agreements.

                                    Employees

             As of August 31, 1997, the Company had 203 full-time employees, as compared to 141 as of August 31, 1996. The Company also hired approximately 109 additional seasonal workers during the 1997 crop cultivation season. In addition to the seasonal employees hired for cultivating cranberries, the Company hired approximately 335 seasonal workers to harvest the Company's crop and approximately 142 seasonal employees to operate the Company's cranberry processing and packaging facility from September through December 1996. The Company also had 20 full-time employees in sales and marketing as of August 31, 1997, compared to 11 as of August 31, 1996. None of the Company's employees are unionized and the Company believes its relationship with its employees is very good.

   Item 2.   Properties.

             The Company owns its corporate offices in Wisconsin Rapids, Wisconsin consisting of 12,300 square feet of office space on five acres of land. The Company also owns a 10,000 square foot building and recently purchased a 40,000 square foot building, both in Wisconsin Rapids, which are used by certain members of its administrative and operational staff.

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

             The Company owns a 16,000 square foot juice concentrating facility adjacent to the Company's current plant site in Wisconsin Rapids. The juice concentrating facility provides Northland with the capacity to concentrate over 400,000 barrels of cranberries annually.

             The Company owns a 49,000 square foot cranberry receiving station located on a seven-acre parcel of land adjacent to the Hanson Division bogs. This facility is used for the cleaning of the Company's Massachusetts cranberry crop.

             The following table sets forth specific information about each of the Company's 25 cranberry marshes as of November 15, 1997. All of the Company's marshes are owned in fee simple or leased as indicated below, subject to mortgages (except for its Dandy Creek, Nantucket and Hills Division Marshes and one of the two marshes in each of the Associate and Crawford Creek Divisions). All of the Company's marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment maintained at the marshes. Each of the Company's marshes has a house on site or in close proximity to the site which serves as the marsh manager's residence and most of the Company's marshes also have residences for assistant marsh managers. All of the Company's foregoing current facilities are suitable and adequate for the Company's existing needs.

                                           November 15, 1997          Calendar
                                                                        Year
                                        Approximate   Approximate     Acquired
    Marsh Division Name and Location    Marsh Acres   Planted Acres   or Leased

    Associates Division (two marshes),
     Jackson County, Wisconsin  . . . . .    4,198       159           1983

    Meadow Valley Division, Jackson
     County, Wisconsin  . . . . . . . . .    2,150        76           1984

    Fifield Division, Price County,
     Wisconsin  . . . . . . . . . . . . .    2,460       196           1985

    Three Lakes Division, Oneida County,
     Wisconsin  . . . . . . . . . . . . .    1,542        82           1985

    Chittamo Division, Douglas and
     Washburn Counties, Wisconsin . . . .      620        55           1985

    Biron Division, Wood County,
     Wisconsin  . . . . . . . . . . . . .      473       212           1987

    Warrens Division, Monroe County,
     Wisconsin  . . . . . . . . . . . . .      160        63           1987

    Trego Division, Washburn County,
     Wisconsin  . . . . . . . . . . . . .    1,715        96           1988

    Gordon Division, Douglas County,
     Wisconsin  . . . . . . . . . . . . .      880       149           1988

    Mather Division, Juneau County,
     Wisconsin  . . . . . . . . . . . . .    2,500       148           1989

    Nekoosa Division (two marshes), Wood
     County, Wisconsin  . . . . . . . . .      569        85           1989

    Nantucket Division (two marshes),
     Nantucket County, Massachusetts  . .      737       211           1990

    Crawford Creek Division (two marshes),
     Jackson County, Wisconsin  . . . . .      304       135           1991

    Hills Division, Jackson County,
     Wisconsin (leased) . . . . . . . . .      465        70           1991

    Hanson Division (two marshes),
     Plymouth County, Massachusetts . . .    2,025       322           1993

    Yellow River (two marshes), Juneau
     County, Wisconsin  . . . . . . . . .    1,714       252           1994

    Dandy Creek, Monroe County, Wisconsin      350        55           1996

    Manitowish Waters (two marshes), Vilas
     County, Wisconsin  . . . . . . . . .      345       182           1996
                                            ------    ------
       Total  . . . . . . . . . . . . . .   23,207     2,548
                                            ======    ======


   Item 3.        Legal Proceedings.

             As of the date hereof, the Company is not a party to any legal proceedings, the adverse outcome of which individually or in the aggregate, in the Company's opinion, would have a material adverse effect on the Company's results of operations or financial condition.


   Item 4.        Submission of Matters to a Vote of Shareholders.

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                        Executive Officers of the Company

             As of November 15, 1997, each of the Company's executive officers is identified below together with information about each such officer's age, current position with the Company and employment history for at least the past five years:

    Name                       Age       Current Position

    John Swendrowski           49        Chairman of the Board and
                                         Chief Executive Officer

    Jerold D. Kaminski         41        President and Chief Operating
                                         Officer

    Robert E. Hawk             42        Executive Vice President and
                                         President of Wildhawk, Inc.

    John A. Pazurek            48        Vice President - Finance,
                                         Treasurer and
                                         Chief Financial Officer

    William J. Haddow          49        Vice President - Purchasing,
                                         Transportation and Budget

    Steven E. Klus             51        Vice President - Manufacturing

    David J. Lukas             55        Vice President - Administration
                                         and Corporate Secretary

    John Stauner               35        Vice President - Agricultural
                                         Operations

    John S. Wilson             47        Vice President - East Coast


        Mr. Swendrowski originally founded the Company in May 1987 and served as President and Chief Executive Officer from May 1987 to June 1997. Mr. Swendrowski continues to serve as Chairman of the Board and Chief Executive Officer and allowed Mr. Kaminski to assume the position of President in June 1997 upon Mr. Kaminski's joining the Company.

        Mr. Kaminski joined the Company on June 2, 1997 as its President and Chief Operating Officer in order to oversee the continued implementation of the Company's marsh-to-market strategy, particularly marketing and sales of the Northland brand. Prior to joining the Company, he served as the Director of Marketing for the Food Service Division of General Mills Corporation since September 1993. Prior thereto, Mr. Kaminski served as Marketing Director of the Gold Medal Division of General Mills Corporation from September 1991 to September 1993 and as Marketing Manager of the Gold Medal Division of General Mills Corporation from February 1989 to September 1991. Mr. Kaminski has been a director of the Company since 1994. Prior to appointment to his current positions with the Company, Mr. Kaminski served as a member of both the Audit Committee and the Compensation Committee of the Board of Directors.

        Mr. Hawk was appointed Executive Vice President in October 1996. Prior to that, Mr. Hawk served as the Company's Vice President - Sales, Marketing and Special Projects since January 1993, and prior thereto he served as Vice President - Operations since January 1989.

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


                                     PART II

   Item 5.  Market for the Company's Common Equity and Related Shareholder
   Matters.

             All share data appearing in the table below has been adjusted where necessary to reflect the Company's two-for-one stock split effected in the form of a 100% stock dividend on September 3, 1996 on its Class A Common Stock.

              Sale Price Range of Class A Common Stock (1)

                   First        Second        Third       Fourth
                  Quarter       Quarter      Quarter      Quarter

                   Fiscal Year Ended August 31, 1997

    High          $25.25        $27.50       $20.75      $19.25

    Low           $15.25        $17.00        $8.88      $12.69

                   Fiscal Year Ended August 31, 1996

    High          $10.00        $11.00       $14.63      $18.13

    Low            $7.25         $8.50        $9.88      $13.38
   _______________

   (1) The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock Market.

             On November 25, 1997, there were approximately 9,181 beneficial shareholders for the shares of Class A Common Stock and three shareholders of record for the shares of Class B Common Stock. Shares of Class A Common Stock trade on The Nasdaq Stock Market under the symbol CBRYA. No public market exists for the shares of Class B Common Stock.

             See Item 6 for information on the Company's cash dividends paid on its Common Stock. On November 25, 1997, the last sale price of shares of Class A Common Stock was $14.1875 per share.

   Item 6.   Selected Financial Data.

             Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Selected Financial Data" set forth in the Company's 1997 Annual Report to Shareholders (the "Annual Report").

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Pursuant to Instruction G, the information required by this item is incorporated herein by reference from information included under the caption entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth in the Annual Report.

   Item 8.   Financial Statements and Supplementary Data.

             Pursuant to Instruction G, the Consolidated Balance Sheets of the Company as of August 31, 1997 and 1996, the Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended August 31, 1997 and 1996, March 31, 1995 and five-month transition period ended August 31, 1995, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             None.


                                    PART III


   Item 10.  Directors and Executive Officers of the Company.

             Pursuant to Instruction G, the information required by this item with respect to directors is hereby incorporated herein by reference to the information pertaining thereto set forth under the caption entitled "Election of Directors" in the definitive proxy statement for its 1998 annual meeting of shareholders filed with the Commission pursuant to Regulation 14A on November 25, 1997 ("Proxy Statement"). The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the information set forth under the caption entitled "Other Matters-
   Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

   Item 13.  Certain Relationships and Related Transactions.

             Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference to the information pertaining thereto set forth under the captions entitled "Election of Directors-Business Experience" and "Certain Transactions" in the Proxy Statement.


                                     PART IV


   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

             (a)  The following documents are filed as part of this Form 10-K:

                                                    Page Reference
                                                     1997 Annual
                                                        Report
    1.  Financial Statements                       to Shareholders

    Consolidated Balance Sheets as of August 31,
    1997 and 1996                                         19

    Consolidated Statements of Operations, Cash
    Flows and Shareholders' Equity for the
    fiscal years ended August 31, 1997 and 1996
    and March 31, 1995 and the five month
    transition period ended August 31, 1995             20-22

    Notes to Consolidated Financial Statements          22-28

    Independent Auditors' Report                          18


             All other schedules have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.

          3.  Exhibits and Reports on Form 8-K.

             (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

             (b) The Company did not file a Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

  ___________
   * Exhibits to this Form 10-K, including long-term debt instruments disclosed in Exhibit 4.5, will be furnished to shareholders upon advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to John A. Pazurek, Chief Financial Officer, Northland Cranberries, Inc., 800 First Avenue South, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.



             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORTHLAND CRANBERRIES, INC.



   Date:  November 26, 1997      By:  /s/ John Swendrowski
                                      John Swendrowski
                                      Chairman of the Board and
                                        Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 26, 1997 below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


   By:  /s/ John Swendrowski            By:  /s Jerold D. Kaminski
        John Swendrowski                       Jerold D. Kaminski
        Chairman of the Board,                 President, Chief Operating
        Chief Executive Officer                Officer and Director
        and Director

   By:  /s/ John Pazurek                By:  /s/ John C. Seramur
        John Pazurek                           John C. Seramur
        Vice President-Finance, Treasurer,     Director
        Chief Accounting Officer and
        Chief Financial Officer


   By:  /s/ Jeffrey J. Jones            By:  /s/ LeRoy J. Miles
        Jeffrey J. Jones                       LeRoy J. Miles
        Director                               Director


   By:  /s/ Patrick F. Brennan          By:  /s/ Robert E. Hawk
        Patrick F. Brennan                     Robert E. Hawk
        Director                               Executive Vice President and
                                               Director

   By:  /s/ Pat Richter
        Pat Richter
        Director

                                  EXHIBIT INDEX


    EXHIBIT NO.                          DESCRIPTION

     3.1 Articles of Incorporation, as amended, dated January 8, 1997. [Incorporated by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

     3.2          Amendment to the By-Laws of the Company, dated October
                  21, 1997.

     3.3          By-Laws of the Company, as amended and restated.

     4.1 Secured Promissory Note, dated as of June 14, 1989, issued by the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 7, 1989.]

     4.2 Mortgage and Security Agreement, dated as of June 14, 1989, from the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 7, 1989.]

     4.3 Mortgage and Security Agreement dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q dated November 12, 1993.]

     4.4 Modification Agreement, dated as of July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.9 to the Company's Form 10-Q dated November 12, 1993.]

     4.5 Amended and Restated Credit Agreement, dated October 3, 1997, between the Company and Harris Trust & Savings Bank.

     4.6 Revolving Credit Note, dated October 3, 1997, by the Company in favor of Harris Trust & Savings Bank.

     4.7 Term Credit Note One, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.13 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.8 Term Credit Note Two, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.14 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.9 Term Credit Note Three, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.15 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.10 Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit
                  4.23 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

     4.11 Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

                  Other than as set forth in Exhibits 4.1 through 4.11, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements and mortgages, were entered into in connection with debt financing provided by Harris Trust & Savings Bank, and are disclosed in the Amended and Restated Credit Agreement filed as Exhibit
                  4.5 to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

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

    *10.3 Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John A. Pazurek, John B. Stauner, John Swendrowski, William J. Haddow and Robert E. Hawk, modifying Stock Option Agreements previously entered into between the parties. [Incorporated by reference to Exhibit 10.3 to the Company's Form 10- K for the fiscal year ended August 31, 1996.]

    *10.4 1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

    *10.5 Forms of Stock Option Agreements under the 1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibits 4.5-4.8 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

    *10.6         1995 Stock Option Plan, as amended.

    *10.7 Form of Stock Option Agreements under the 1995 Stock Option Plan, as amended. [Incorporated by reference to
                  Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

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

    *10.11 Employment and Severance Agreement, dated as of June 2, 1997, between the Company and Jerold D. Kaminski.

    *10.12 Key Executive Employment and Severance Agreement, dated as of May 8, 1992, between the Company and John
                  Swendrowski.  [Incorporated by reference to Exhibit
                  10.25 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

    *10.13        Northland Cranberries, Inc. 1997 Incentive Bonus Plan.

    *10.14        Northland Cranberries, Inc. 1998 Incentive Bonus Plan.

     13 Portions of the 1997 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

     21           Subsidiary of the Company. [Incorporated by reference to
                  Exhibit 22 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

     23.1         Consent of Deloitte & Touche LLP.

     27           Financial Data Schedule.

     99 Definitive Proxy Statement for the Company's 1998 annual meeting of shareholders scheduled to he held on January 7, 1998 (previously filed with the Commission under Regulation 14A on November 25, 1997 and incorporated by reference herein to extent indicated in this Form 10-K).


   * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.