Form 10-Q
period 1997-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 1998-01-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended      November 30, 1997

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from  _______________ to _______________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes ____X____      No ________

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes _________   No __________

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class A Common Stock          December 31, 1997                 13,155,300


   Class B Common Stock          December 31, 1997                    636,202

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

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                   (Unaudited)
                                              November 30, August 31,
                                                  1997       1997
   Current assets:
      Cash and cash equivalents                 $     311  $     231
      Accounts and notes receivable                10,607      6,996
      Investments                                   1,260      1,260
      Inventories                                  38,790     26,454
      Other                                         2,127      1,715
      Deferred income taxes                         3,035      3,035
                                                ---------  ---------
        Total current assets                       56,130     39,691
                                                ---------  ---------

   Property and equipment - at cost               164,413    161,865
      Less accumulated depreciation                25,028     23,592
                                                ---------  ---------
        Net property and equipment                139,385    138,273

   Leasehold interests, net                         1,000      1,039
   Other                                            2,099      1,929
                                                 --------  ---------

   Total assets                                 $ 198,614  $ 180,932
                                                =========  =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                          $   4,829  $   3,806
      Accrued liabilities                           9,035      4,092
      Current portion of long-term obligations      3,797      3,647
                                                ---------  ---------
        Total current liabilities                  17,661     11,545

   Long-term obligations                           95,084     83,130
   Deferred income taxes                            9,504      9,446
                                                ---------  ---------
        Total liabilities                         122,249    104,121
                                                ---------  ---------
   Shareholders' equity:
      Common stock - Class A                          132        132
      Common stock - Class B                            6          6
      Additional paid-in capital                   67,893     67,889
      Retained earnings                             8,334      8,784
                                                ---------  ---------
        Total shareholders' equity                 76,365     76,811
                                                ---------  ---------
   Total liabilities and shareholders' equity   $ 198,614  $ 180,932
                                                =========  =========

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                  For the 3 months
                                                 ended November 30,
                                                   1997     1996

   Revenues                                     $  18,431  $10,920

   Cost of sales                                    8,814    4,675
                                                ---------  ---------
   Gross profit                                     9,617    6,245

   Costs and expenses:
      Selling, general and administrative           8,004    2,965
      Interest                                      1,432      795
                                                ---------  ---------
        Total costs and expenses                    9,436    3,760
                                                ---------  ---------
   Income before income taxes                         181    2,485

   Income taxes                                        79      983
                                                ---------  ---------
   Net income                                   $     102  $ 1,502
                                                =========  =========

   Net income per common share (based on
      14,357,702 and 14,196,028 weighted average
      common shares outstanding, respectively): $    0.01  $  0.11
                                                =========  =========

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                  For the 3 months
                                                 ended November 30,
                                                   1997       1996

   Cash flows from operating activities:
      Net income                                $    102   $  1,502
      Adjustments to reconcile net income
        to net cash provided by (used for)
        operating activities:
           Depreciation and amortization           1,542      1,146
           Changes in assets and liabilities:
             Receivables and other current
             assets                               (4,023)    (5,055)
             Inventories                         (12,336)    (7,813)
             Accounts payable and
               accrued liabilities                 5,966      2,928
             Deferred income taxes                    58        801
                                                ---------  ---------
                 Net cash used for operating
                    activities                    (8,691)    (6,491)
                                                ---------  ---------
   Investing activities:
      Acquisitions of cranberry operations             0     (4,850)
      Property and equipment additions, net       (2,555)    (3,305)
      Other                                          (80)      (131)
                                                ---------  ---------
                 Net cash used for investing
                    activities                    (2,635)    (8,286)
                                                ---------  ---------
   Financing activities:
      Increase in debt                            12,104     14,704
      Dividends paid                                (551)      (539)
      Exercise of stock options                        3        721
      Other                                         (150)      (170)
                                                ---------  ---------
                 Net cash provided by financing
                    activities                    11,406     14,716
                                                ---------  ---------
   Net decrease in cash and cash equivalents          80        (61)

   Cash and cash equivalents:
      Beginning of period                            231        266
                                                ---------  ---------
      End of period                             $    311   $    205
                                                =========  =========

   Supplemental disclosures of cash flow information:

      Cash paid for:
        Interest (net of amount capitalized)    $    997   $    269
                                                =========  =========

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1    BASIS OF PRESENTATION

             The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1997, and its results of operations and cash flows for the three-month periods ended November 30, 1997 and 1996, respectively. The Company's consolidated balance sheet as of August 31, 1997 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

             Total revenues for the three months ended November 30, 1997 were $18.4 million, compared to $10.9 million in the prior year's quarter. The 68.8% increase in first quarter revenues was wholly attributable to increased sales of Northland branded 100% juice products. Trade industry data for the most recent 12-week period ended December 7, 1997, indicated Northland juice products achieved an 8.6% market share of supermarket shelf-stable cranberry beverages on a national basis, up from a 5.8% market share for the previous 12-week period ended September 14, 1997.
   The Company believes its increased revenues and resulting increased market share were primarily due to its aggressive marketing campaign, which included over $5 million in media and trade spending during the quarter. The Company plans to continue to aggressively market its juice products throughout the fiscal year. First quarter revenues also included seasonal fresh fruit sales for the Thanksgiving holiday. The Company continues to experience intense competition in its efforts to develop initial private label accounts and sales of concentrate and bulk frozen fruit.

             Cost of sales for the first quarter of fiscal 1998 was $8.8 million compared to $4.7 million for the first quarter of fiscal 1997, resulting in gross margins of 52.2% and 57.2%, in each respective period. The decrease in gross margin in fiscal 1998 was primarily due to the Company's changing product mix, with fiscal 1997 revenues more heavily weighted toward higher margin fresh fruit sales as compared to the majority of fiscal 1998 revenues being generated by the Company's branded juice sales. The Company's gross margins during the remainder of fiscal 1998 will be dependent upon its product mix and existing market conditions.

             Selling, general and administrative expenses were $8.0 million, or 43.4% of total revenues, for the three-month period ended November 30, 1997. For the three months ended November 30, 1996, selling, general and administrative expenses were $3.0 million, or 27.2% of total revenues for that quarter. This planned increase in selling, general and administrative expenses was primarily attributable to costs related to the Company's aggressive marketing campaign to support the development and growth of its Northland branded 100% juice products. The Company plans to continue to aggressively promote its juice products throughout the fiscal year.

             Interest expense was $1.4 million for the three-month period ended November 30, 1997 compared to $795,000 during the same period in fiscal 1997. The increase in interest expense was due to increased debt levels, which resulted from funding marsh acquisitions, property and equipment additions and seasonal operating activities.

             As expected, fiscal 1998 first quarter net income and per share earnings decreased to $102,000 and $0.01 per share respectively from fiscal 1997 first quarter net income of $1.5 million, or $0.11 per share.

   FINANCIAL CONDITION

             Net cash used for operating activities was $8.7 million in the first three months of fiscal 1998 compared to $6.5 million used for operating activities in the same period in fiscal 1997. First quarter net cash used for operating activities was the result of increases in current assets and liabilities in the ordinary course of business during the period. Accounts receivable increased $4.0 million as a result of seasonal fresh fruit sales for the Thanksgiving holiday and increased branded juice sales. Inventory increased $12.3 million due to the fall harvest of the Company's crop, the purchase of 104,000 barrels of fruit from other independent cranberry growers and increased raw materials and finished goods inventories to support increased branded juice sales. Accounts payable increased $6.0 million primarily due to contract installment payments due independent cranberry growers for the purchase of their fruit. Working capital increased $10.3 million to $38.5 million at November 30, 1997 compared to working capital of $28.1 million at August 31, 1997.

             Net cash used for investing activities decreased during the three-month period ended November 30, 1997 to $2.6 million from $8.3 million during the same period in the prior fiscal year. The decrease was principally the result of reduced property and equipment additions. First quarter fiscal 1998 property and equipment additions were $2.6 million compared to total property and equipment additions of $8.2 million in the first quarter of the prior year. Fiscal 1997 first quarter property and equipment additions included the $4.9 million acquisition of a 108-acre cranberry property.

             Net cash provided by financing activities was $11.4 million in the three-month period ended November 30, 1997, compared to $14.7 million during the same period in the prior fiscal year. The Company's debt increased $12.1 million in the first quarter of fiscal 1998 primarily due to financing a $10.3 million increase in seasonal and growth working capital and $2.6 million for property and equipment additions. Working capital was $38.5 million at November 30, 1997 compared to working capital of $28.1 million at August 31, 1997. The Company's total debt (including current portion) was $98.9 million at November 30, 1997 for a total debt-to-equity ratio of 1.29 to 1 compared to total debt of $86.8 million and a total debt-to-equity ratio of 1.13 to 1 at August 31, 1997. The Company utilizes its revolving bank credit facility, together with cash generated from operations, to fund its working capital requirements throughout its fiscal year. As of November 30, 1997, the principal amount outstanding under the Company's revolving credit facility was $60.8 million, with an additional $14.2 million available under its credit facilities with a syndicate of regional banks until December 2000. The Company believes its credit facilities, together with cash generated from operations, are sufficient to fund its ongoing operational needs over the remainder of fiscal 1998.

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

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.

                                           NORTHLAND CRANBERRIES, INC.


   DATE: January 13, 1998                  By: /s/ John Pazurek
                                               John Pazurek
                                               Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.              Description

      27                    Financial Data Schedule