Form 10-Q
period 1998-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 1998-04-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended February 28, 1998

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                        Commission file number 0-16130

                         NORTHLAND CRANBERRIES, INC.
            (Exact name of registrant as specified in its charter)
                    Wisconsin                         39-11583759

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

    Class A Common Stock        March 31, 1998                 13,227,498

    Class B Common Stock        March 31, 1998                    636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX


    PART I.   FINANCIAL INFORMATION                                   PAGE

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets . . . . . . .     3
                Condensed Consolidated Statements of Operations . .    4-5
                Condensed Consolidated Statements of Cash Flow  . .     6
                Notes to Condensed Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . .     7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . .   8-10

    PART II.  OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .    11
       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .    11

                SIGNATURE . . . . . . . . . . . . . . . . . . . . .    12

                         PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                 ASSETS

                                          (Unaudited)
                                          February 28,         August 31,
                                              1998                1997
    Current assets:
      Cash and cash equivalents              $   207              $   231
      Accounts and note receivable            16,491                6,996
      Investments                                  0                1,260
      Inventories                             37,414               26,454
      Prepaid Expenses                         2,761                1,715
      Deferred income taxes                    3,035                3,035
                                             -------              -------
         Total current assets                 59,908               39,691
                                             -------              -------
    Property and equipment-at cost           166,124              161,865
      Less accumulated depreciation           26,540               23,592
                                             -------              -------
         Net property and equipment          139,584              138,273

    Leasehold interest, net                      960                1,039
    Other                                      2,097                1,929
                                             -------              -------
    Total assets                            $202,549             $180,932
                                             =======              =======

         LIABILITIES AND SHAREHOLDERS' EQUITY,

    Current liabilities:
      Accounts payable                      $  5,013             $  3,806
      Accrued liabilities                      7,353                4,092
      Current portion of long-term
        obligations                            3,844                3,647
                                             -------              -------
         Total current liabilities            16,210               11,545

    Long-term obligations                    100,784               83,130
    Deferred income taxes                      9,574                9,446
                                             -------              -------
         Total liabilities                   126,568              104,121
                                             -------              -------
    Shareholders' equity:
      Common stock-Class A                       132                  132
      Common stock-Class B                         6                    6
      Additional paid-in capital              67,946               67,889
      Retained earnings                        7,897                8,784
                                             -------              -------
         Total shareholders' equity           75,981               76,811
                                             -------              -------
    Total liabilities and
     shareholders' equity                   $202,549             $180,932
                                             =======              =======


     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                  For the 3 months
                                                 ended February 28,
                                              1998                1997

    Revenues                               $  30,296            $  13,513
    Cost of sales                             17,203                6,498
                                             -------              -------
    Gross profit                              13,093                7,015
    Cost and expenses:
      Selling, general and                    10,971                3,369
        administrative
      Interest                                 1,910                1,115
                                              ------               ------
         Total costs and expenses             12,881                4,484
                                              ------               ------
    Income before income taxes                   212                2,531

    Income taxes                                  97                1,005
                                              ------               ------
    Net income                               $   115             $  1,526
                                              ======               ======
    Basic income per share                     $0.01                $0.11
                                              ======               ======
    Diluted income per share                   $0.01                $0.11
                                              ======               ======


     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                For the 6 months
                                               ended February 28,

                                           1998                  1997

    Revenues                             $  48,727              $  24,433
    Cost of sales                           26,017                 11,173
                                           -------                -------
    Gross profit                            22,710                 13,260

    Cost and expenses:
      Selling, general and
       administrative                       18,975                  6,334
      Interest                               3,342                  1,910
                                           -------                -------
         Total costs and expenses           22,317                  8,244
                                           -------                -------
    Income before income taxes                 393                  5,016
    Income taxes                               176                  1,988
                                           -------                -------
    Net income                             $   217               $  3,028
                                            ======                =======
    Basic income per share                   $0.02                  $0.22
                                            ======                =======
    Diluted income per share                 $0.02                  $0.21
                                            ======                 ======


     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                    For the 6 months
                                                   ended February 28,
                                                 1998               1997
    Cash flows from operating activities:
      Net income                                $   217         $   3,028
      Adjustments to reconcile net income
        to net cash provided by (used for)
        operating activities:
         Depreciation and amortization            3,158             2,445
         Changes in assets and
          liabilities:
           Receivables and other current
              assets                             (9,281)           (6,159)
           Inventories                          (10,960)           (7,133)
           Accounts payable and accrued
              liabilities                         4,468             1,227
           Deferred income taxes                    128             1,601
                                                -------           -------
              Net cash used for operating
                   activities                   (12,270)           (4,991)
                                                -------           -------
    Investment activities:
      Acquisitions of cranberry operations            0            (7,025)
      Property and equipment additions,
         net                                     (4,265)           (5,012)
      Investments                                     0             1,202
      Other                                        (120)             (762)
                                               --------           -------
              Net cash used for investing
                   activities                    (4,385)          (11,597)
                                               --------           -------
    Financing activities:
      Increase in debt                           17,851            18,330
      Dividends paid                             (1,104)           (1,089)
      Exercise of stock options                      57               732
      Other                                        (173)             (170)
                                                -------           -------
              Net cash provided by
                   financing activities          16,631            17,803
                                                -------           -------
    Net decrease in cash and cash
     equivalents                                    (24)            1,215

    Cash and cash equivalents:

      Beginning of period                           231               266
                                                -------           -------
      End of period                             $   207          $  1,481
                                                =======           =======
    Supplements disclosures of cash flow
     information:
      Cash paid for:
         Interest (net of amount
              capitalized)                      $ 3,385           $ 1,919
                                                =======            ======


     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1    BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1998, and its results of operations and cash flows for the three- and six-month periods ended February 28, 1998 and 1997, respectively. The Company's consolidated balance sheet as of August 31, 1997 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

             Total revenues for the three months ended February 28, 1998 were $30.3 million, a 124% increase over revenues of $13.5 million in the prior year's second quarter. Revenues for the six-month period ended February 28, 1998 increased 99% to $48.7 million from $24.4 million during the same period in fiscal 1997. The increased fiscal 1998 revenues for both periods were due to increased sales of Northland brand 100% juice products. Trade industry data for the 12-week period ended March 1, 1998 indicated Northland juice products achieved distribution penetration into approximately 74% of the nation's 30,000 supermarkets and a 12.7% market share of supermarket bottled shelf-stable cranberry beverage dollar sales on a national basis, up from a 10.6% market share for the previous 12-week period. The Company believes its increased branded juice sales and resulting increased market share were primarily due to its aggressive branded product marketing campaign, which included over $13 million in media and trade spending during the first six months of fiscal 1998. The Company plans to continue to aggressively market its branded juice products throughout the remainder of the fiscal year. The Company continues to experience intense competition in its efforts to expand its current limited presence in the private label juice market and in its efforts to sell concentrate and bulk frozen fruit. Sales of these products in the first half of 1998 were substantially below initially budgeted expectations principally as a result of intense price competition.

             Cost of sales for the second quarter of fiscal 1998 was $17.2 million compared to $6.5 million for the second quarter of fiscal 1997, resulting in gross margins of 43.2% and 51.9% in each respective period. Cost of sales for the six-month period ended February 28, 1998 was $26.0 million compared to $11.2 million in the fiscal 1997 period, with gross margins of 46.6% and 54.3%, respectively. The decrease in gross margin for both fiscal 1998 periods was primarily due to the Company's changing product mix and reduced pricing for cranberry concentrate. A majority of fiscal 1998 period revenues was generated by the Company's branded juice sales compared to fiscal 1997 revenues which were more heavily weighted toward higher margin fresh fruit and concentrate sales at substantially higher pricing levels. The Company's gross margins during the remainder of fiscal 1998 will be dependent upon its product mix and then existing market conditions.

             Selling, general and administrative expenses were $11.0 million, or 36.2% of total revenues, for the three-month period ended February 28, 1998 compared to $3.4 million, or 24.9% of total revenues, in the prior year's second fiscal quarter. Selling, general and administrative expenses were $19.0 million, or 38.9% of total revenues, for the six-month period ended February 28, 1998, compared to $6.3 million, or 25.9% of total revenues, during the same period in the prior fiscal year. This planned increase in selling, general and administrative expenses was primarily attributable to the Company's ongoing aggressive marketing campaign to support the development and growth of its Northland brand 100% juice products.

             Interest expense was $1.9 million and $3.3 million for the three- and six-month periods ended February 28, 1998, respectively, compared to $1.1 million and $1.9 million, respectively, during the same periods in fiscal 1997. The increase in interest expense was due to increased debt levels, which resulted from funding increasing levels of inventory and accounts receivable to support the Company's growing consumer cranberry product business, as well as funding marsh acquisitions and seasonal operating activities.

             Consistent with the Company's expectation given its aggressive promotional activity in support of the growth of its branded juice products, net income and per share earnings for the three- and six-month periods ended February 28, 1998 decreased to $115,000, or $0.01 per share, and $217,000, or $0.02 per share, respectively, from fiscal 1997 second quarter and first half net income and per share earnings of $1.5 million, or $0.11 per share and $3.0 million, or $0.22 per share, respectively.

   FINANCIAL CONDITION

             Net cash used for operating activities in the first six months of fiscal 1998 was $12.3 million compared to $5.0 million used for operating activities in the same period in fiscal 1997. The increased net cash used for operating activities during the first half of fiscal 1998 was the result of working capital increases to support the Company's growing juice business and the continuing evolving nature of the Company's business into a consumer products company. Accounts receivable increased $9.3 million primarily due to increased branded juice sales. Inventory increased $11.0 million due to the purchase of 104,000 barrels of fruit from other independent cranberry growers and increased raw materials and finished goods inventories necessary to support the Company's increasing branded juice sales. Accounts payable increased $4.5 million in the first half of fiscal 1998 primarily due to contract installment payments due independent cranberry growers for the purchase of their fruit, as well as purchases of other raw materials inventory to support the Company's growing branded product sales.

             Net cash used for investing activities decreased during the six-month period ended February 28, 1998 to $4.4 million from $11.6 million during the same period in the prior fiscal year. The decrease was principally the result of reduced property and equipment additions.
   Fiscal 1998 property and equipment additions were $4.3 million compared to total property and equipment additions of $12.0 million in the first half of the prior year. Fiscal 1997 property and equipment additions included $7.1 million for the acquisition of two cranberry properties.

             Net cash provided by financing activities in the six-month period ended February 28, 1998 was $16.6 million, compared to $17.8 million during the same period in the prior fiscal year. The Company's debt increased $17.9 million during the first half of fiscal 1998 primarily due to the $15.6 million increase in seasonal and growth working capital and $4.3 million for property and equipment additions. Working capital was $43.7 million at February 28, 1998 compared to working capital of $28.1 million at August 31, 1997. The Company's total debt (including current portion) was $104.6 million at February 28, 1998 for a total debt-to-equity ratio of 1.38 to 1 compared to total debt of $86.8 million and a total debt-to-equity ratio of 1.13 to 1 at August 31, 1997. Depending upon the future sales levels and relative sales mix of the Company's products over the remainder of the fiscal year, the Company does not believe that its working capital requirements will materially increase during the last half of fiscal 1998. However, the Company believes that its $75 million revolving credit facility, together with cash generated from operations, would be sufficient to fund any such materially increased working capital requirements, as well as the Company's ongoing operational needs, over the remainder of fiscal 1998. As of February 28, 1998, the principal amount outstanding under the Company's revolving credit facility was $67.7 million, with an additional $7.3 million available under its credit facility with a syndicate of regional banks until December 2000.

   __________________________________________________________________________

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

             Certain matters discussed in this Management's Discussion
        and Analysis of Financial Condition and Results of Operations
        are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private
        Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import.  Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
   __________________________________________________________________________


                           PART II - OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of shareholders held on January 7, 1998, Jerold D. Kaminski, John C. Seramur, Jeffrey J. Jones, John Swendrowski, Patrick F. Brennan, Robert E. Hawk, LeRoy J. Miles and Pat Richter were elected as directors of the Company for terms expiring at the 1999 annual meeting of shareholders and until their successors are duly qualified and elected. As of the November 20, 1997 record date for the annual meeting, 13,220,370 shares of Class A Common Stock and 636,202 shares of Class B Common Stock were outstanding and eligible to vote. Of these, 11,814,742 shares of Class A Common Stock and all shares of Class B Common Stock voted at the meeting in person or by proxy. Class A shares are entitled to one vote each, while Class B shares are entitled to three votes each. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                          Shares
    Name of Nominee           Shares Voted For     Withholding Authority

    Jerold D. Kaminski         13,672,240                  51,108
    John C. Seramur            13,672,240                  51,108
    Jeffrey J. Jones           13,672,240                  51,108
    John Swendrowski           13,671,490                  51,858
    Patrick F. Brennan         13,672,085                  51,263
    Robert E. Hawk             13,672,320                  51,028
    LeRoy J. Miles             13,671,940                  51,408
    Pat Richter                13,666,705                  56,643

        The tabulation votes for the election of directors resulted in no broker non-votes or abstentions.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits

             Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

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

   DATE:  April 13, 1998

                                      By:  /s/  John Pazurek
                                           John Pazurek
                                           Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.  Description

       (27.1)       Financial Data Schedule
       (27.2)       Restated Financial Data Schedule for the third quarter
                    of fiscal 1997
       (27.3)       Restated Financial Data Schedule for the second quarter
                    of fiscal 1997
       (27.4)       Restated 1996 Financial Data Schedule
       (27.5)       Restated Financial Data Schedule for the third quarter
                    of fiscal 1996
       (27.6)       Restated Financial Data Schedule for the second quarter
                    of fiscal 1996
       (27.7)       Restated Financial Data Schedule for the first quarter
                    of fiscal 1996
       (27.8)       Restated Financial Data Schedule for the five months
                    ended August 31, 1995
      *(27.9)       Restated Financial Data Schedules for the first quarter
                    of fiscal 1997 and fiscal 1997 year end

     _________________________________

     * Not applicable - no amounts reported in these previously filed Financial Data Schedules change as a result of the adoption of Statement of Financial Accounting Standards No. 128.