Form 10-Q
period 1998-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 1998-07-15
CIK 818010

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 1998


                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                           Commission file number 0-16130

                            NORTHLAND CRANBERRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                     39-1583759
--------------------------------   ---------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or organization)

                               800 First Avenue South
                                   P.O. Box 8020
                       Wisconsin Rapids, Wisconsin 54495-8020
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

Registrant's telephone number, including area code  (715)-424-4444

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                                 -----         -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes            No
     -----         -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock                   June 30, 1998                  18,233,498
--------------------------------------------------------------------------------

Class B Common Stock                   June 30, 1998                     636,202
--------------------------------------------------------------------------------

                            NORTHLAND CRANBERRIES, INC.
                                  FORM 10-Q INDEX


PART I.        FINANCIAL INFORMATION                                        Page
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets. . . . . . . . . . .     3

               Condensed Consolidated Statements of Operations. . . . . .   4-5

               Condensed Consolidated Statements of Cash Flow . . . . . .     6

               Notes to Condensed Consolidated
                 Financial Statements . . . . . . . . . . . . . . . . . .     7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . .  8-11

PART II.       OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . .    12

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    12

               SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .    13

                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            NORTHLAND CRANBERRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                       ASSETS

                                                   (Unaudited)
                                                     May 31,       August 31,
                                                      1998            1997
                                                   -----------     ----------
Current assets:
  Cash and cash equivalents                        $     242       $     231
  Accounts and notes receivable                       10,789           6,996
  Investments                                              0           1,260
  Inventories                                         41,232          26,454
  Other                                                2,304           1,715
  Deferred income taxes                                3,035           3,035
                                                   -----------     ----------
     Total current assets                             57,602          39,691
                                                   -----------     ----------

Property and equipment - at cost                     167,293         161,865
  Less accumulated depreciation                       28,069          23,592
                                                   -----------     ----------
     Net property and equipment                      139,224         138,273

Leasehold interests, net                                 921           1,039
Other                                                  2,229           1,929
                                                   -----------     ----------

Total assets                                       $ 199,976       $ 180,932
                                                   -----------     ----------
                                                   -----------     ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   4,576       $   3,806
  Accrued liabilities                                  5,371           4,092
  Current portion of long-term obligations             3,844           3,647
                                                   -----------     ----------
     Total current liabilities                        13,791          11,545

Long-term obligations                                100,400          83,130
Deferred income taxes                                  9,812           9,446
                                                   -----------     ----------
     Total liabilities                               124,003         104,121
                                                   -----------     ----------

Shareholders' equity:
  Common stock - Class A                                 132             132
  Common stock - Class B                                   6               6
  Additional paid-in capital                          68,092          67,889
  Retained earnings                                    7,743           8,784
                                                   -----------     ----------
     Total shareholders' equity                       75,973          76,811
                                                   -----------     ----------

Total liabilities and shareholders' equity         $ 199,976       $ 180,932
                                                   -----------     ----------
                                                   -----------     ----------

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         For the 3 months
                                                           ended May 31,
                                                       1998           1997
                                                     -------        -------
Revenues                                             $26,418        $10,377

Cost of sales                                         14,695          5,060
                                                     -------        -------

Gross profit                                          11,723          5,317

Costs and expenses:
  Selling, general and administrative                  9,086          3,676
  Interest                                             1,962          1,247
                                                     -------        -------
     Total costs and expenses                         11,048          4,923
                                                     -------        -------

Income before income taxes                               675            394

Income taxes                                             276            169
                                                     -------        -------

Net income                                           $   399        $   225
                                                     -------        -------
                                                     -------        -------


Basic income per share                               $  0.03        $  0.02
                                                     -------        -------
                                                     -------        -------

Duluted income per share                             $  0.03        $  0.02
                                                     -------        -------
                                                     -------        -------

    See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        For the 9 months
                                                          ended May 31,
                                                       1998           1997
                                                     -------        -------
Revenues                                             $75,145        $34,810

Cost of sales                                         40,712         16,233
                                                     -------        -------

Gross profit                                          34,433         18,577

Costs and expenses:
  Selling, general and administrative                 28,062         10,010
  Interest                                             5,303          3,156
                                                     -------        -------
     Total costs and expenses                         33,365         13,166
                                                     -------        -------

Income before income taxes                             1,068          5,411

Income taxes                                             452          2,157
                                                     -------        -------

Net income                                           $   616        $ 3,254
                                                     -------        -------


Basic income per share                               $  0.04        $  0.24
                                                     -------        -------

Diluted income per share                             $  0.04        $  0.23
                                                     -------        -------

    See accompanying notes to condensed consolidated financial statements

                            NORTHLAND CRANBERRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                        For the 9 months
                                                          ended May 31,
                                                      1998           1997
                                                    --------       --------
Cash flows from operating activities:
  Net income                                        $    616       $  3,254
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   4,788          3,792
       Changes in assets and liabilities:
          Receivables and other current assets        (3,122)        (6,542)
          Inventories                                (14,778)        (9,373)
          Accounts payable and accrued liabilities     2,107         (1,496)
          Deferred income taxes                          452          1,631
                                                    --------       --------

          Net cash provided by
           operating activities                       (9,937)        (8,734)
                                                    --------       --------

Investing activities:
  Acquisitions of cranberry operations                  --           (7,025)
  Property and equipment additions, net               (5,430)        (6,603)
  Investments                                           --            1,202
  Other                                                 (318)          (810)
                                                    --------       --------
          Net cash used for investing
           activities                                 (5,748)       (13,236)
                                                    --------       --------

Financing activities:
  Increase (decrease) in debt                         17,467         22,734
  Dividends paid                                      (1,657)        (1,639)
  Exercise of stock options                               59            985
  Other                                                 (173)          (190)
                                                    --------       --------
          Net cash provided by financing
           activities                                 15,696         21,890
                                                    --------       --------

Net increase (decrease) in cash and
  cash equivalents                                        11            (80)

Cash and cash equivalents:
  Beginning of period                                    231            266
                                                    --------       --------
  End of period                                     $    242       $    186
                                                     -------       --------

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest (net of amount capitalized)           $  4,855       $  2,698
                                                    --------       --------

    See accompanying notes to condensed consolidated financial statements

                            NORTHLAND CRANBERRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1998, and its results of operations and cash flows for the three- and nine-month periods ended May 31, 1998 and 1997, respectively. The Company's consolidated balance sheet as of August 31, 1997 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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


NOTE 2 SUBSEQUENT EVENTS

     On June 30, 1998, the Company closed its public offering and sale of 5,000,000 Class A common shares and received net proceeds of approximately $65.3 million. The Company used $35.4 million of such proceeds and 136,986 Class A common shares to acquire Minot Food Packers, Inc., on July 1, 1998. The remaining $29.9 million from the sale of common stock was used to reduce then outstanding amounts under the Company's revolving credit facility.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended May 31, 1998 were $26.4 million, a 155% increase over revenues of $10.4 million in the prior year's third quarter. Revenues for the nine-month period ended May 31, 1998 increased 116% to $75.1 million from $34.8 million during the same period in fiscal 1997. The increased fiscal 1998 revenues for both periods were due to increased sales of NORTHLAND brand 100% juice products. Trade industry data for the 12-week period ended May 24, 1998 indicated NORTHLAND juice products achieved distribution penetration into approximately 81% of the nation's 30,000 supermarkets and a 13.4% market share of supermarket bottled shelf-stable cranberry beverage dollar sales on a national basis, up from a 12.7% market share for the previous 12-week period ended March 1, 1998. The Company believes its increased branded juice sales and resulting increased market share were primarily due to its aggressive branded product marketing campaign during the first nine months of fiscal 1998. The Company plans to continue to aggressively market its branded juice products throughout the remainder of the fiscal year in support of building a long-term strong presence in the branded juice market. The Company has experienced intense competition in its efforts to expand its presence in the private label juice market and in its efforts to sell concentrate and bulk frozen fruit.
Sales of these products in the first nine months of 1998 were substantially below initially budgeted expectations principally as a result of intense price competition.

     On July 1, 1998, during the Company's fiscal fourth quarter, the Company acquired Minot Food Packers, Inc. ("Minot"). Minot, located in Bridgeton, New Jersey, is a major producer and bottler of private label cranberry and other fruit drink products. The Minot acquisition is expected to significantly expand the Company's current limited presence in the private lable juice market. For its fiscal year ended June 30, 1997, Minot reported net sales of $41.4 million. The Company believes that consummation of the Minot acquisition will help to better balance the Company's product mix between branded and private label sales and reduce the impact on the Company's results of operations resulting from adverse market conditions for the sale of cranberry concentrate and other industrial cranberry products. The Company also believes the Minot acquisition should further enhance the Company's potential to recognize additional branded product sales through the creation of a larger product offering, thus enabling the Comapny to offer more category management opportunities to its retail customers.

     Cost of sales for the third quarter of fiscal 1998 was $14.7 million compared to $5.1 million for the third quarter of fiscal 1997, resulting in gross margins of 44.4% and 51.2% in each respective period. Cost of sales for the nine-month period ended May 31, 1998 was $40.7 million compared to $16.2 million in the fiscal 1997 period, with gross margins of 45.8% and 53.4%, respectively. The decrease in gross margin for both fiscal 1998 periods was primarily due to the Company's changing product mix and reduced pricing for cranberry concentrate. A majority of revenues to date in fiscal 1998 was generated by the Company's branded juice sales, compared to fiscal 1997 revenues which were more heavily weighted toward higher margin fresh fruit and concentrate sales at substantially higher pricing levels. The Company's gross margins during the remainder of fiscal 1998 will be dependent upon its product mix and then existing market conditions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Selling, general and administrative expenses were $9.1 million, or 34.4% of total revenues, for the three-month period ended May 31, 1998 compared to $3.7 million, or 35.4% of total revenues, in the prior year's third fiscal quarter. Selling, general and administrative expenses were $28.1 million, or 37.3% of total revenues, for the nine-month period ended May 31, 1998, compared to $10.0 million, or 28.8% of total revenues, during the same period in the prior fiscal year. This planned increase in selling, general and administrative expenses was primarily attributable to the Company's ongoing aggressive marketing campaign to support the development and growth of its NORTHLAND brand 100% juice products.

     Interest expense was $2.0 million and $5.3 million for the three- and nine-month periods ended May 31, 1998, respectively, compared to $1.2 million and $3.2 million, respectively, during the same periods in fiscal 1997. The increase in interest expense was due to increased debt levels, which resulted from funding increasing levels of inventory and accounts receivable to support the Company's growing consumer cranberry product business, as well as funding marsh acquisitions and seasonal operating activities. The Company expects its interest to be reduced in the fourth quarter of fiscal 1998 as a result of the reduction of its outstanding borrowings under its revolving credit facility from application of a portion of the proceeds from its common stock offering, closed on June 30, 1998.

     Consistent with the Company's expectations given its aggressive promotional activity in support of the growth of its branded juice products, net income and per share earnings for the three- and nine-month periods ended May 31, 1998 were $399,000, or $0.03 per share, and $616,000, or $0.04 per share, respectively. For the same periods in fiscal 1997 net income and per share earnings were $225,000, or $0.02 per share and $3.3 million, or $0.23 per share, respectively.

FINANCIAL CONDITION

     Net cash used for operating activities in the first nine months of fiscal 1998 was $9.9 million compared to $8.7 million used for operating activities in the first nine months of fiscal 1997. Since a total of $12.3 million was used for operating activities in the first six months of fiscal 1998, cash provided by operating activities in the third quarter of fiscal 1998 was $2.4 million. The positive operating cash flow in the third quarter was principally due to the collection of institutional cranberry sales receivables and increased net income for the quarter compared to the prior year's comparable quarter. Net cash used for operating activities during the first nine months of fiscal 1998 consisted primarily of funding working capital to support the Company's growing juice business and the continuing evolving nature of the Company's business into a consumer products company. In the first nine months of fiscal 1998, accounts receivable increased $3.1 million for August 31, 1997 primarily due to increased branded juice sales. During the same period, inventory increased $14.8 million for August 31, 1997 due to the purchase of 104,000 barrels of fruit from other independent cranberry growers and increased raw materials and finished goods inventories necessary to support the Company's increasing branded juice sales. Accounts payable and accrued liabilities increased $2.1 million in the first nine months of fiscal 1998 primarily due to purchases of raw materials inventory and other expenses in support of the Company's growing branded product sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Net cash used for investing activities decreased during the nine-month period ended May 31, 1998 to $5.7 million from $13.2 million during the same period in the prior fiscal year. The decrease was principally the result of reduced property and equipment additions. Fiscal 1998 property and equipment additions were $5.4 million compared to total property and equipment additions of $13.6 million in the first nine months of the prior year.
Fiscal 1997 property and equipment additions included $7.0 million for the acquisition of two cranberry properties.

     Net cash provided by financing activities in the nine-month period ended May 31, 1998 was $15.7 million, compared to $21.9 million during the same period in the prior fiscal year. The Company's debt increased $17.5 million during the first nine months of fiscal 1998 from August 31, 1997 primarily due to the $15.7 million increase in seasonal and growth working capital and $5.4 million expended for property and equipment additions. Working capital was $43.8 million at May 31, 1998 compared to working capital of $28.1 million at August 31, 1997. The Company's total debt (including current portion) was $104.2 million at May 31, 1998 for a total debt-to-equity ratio of 1.37 to 1. The Company closed its public offering and sale of 5,000,000 Class A common shares on June 30, 1998 and received net proceeds of approximately $65.3 million. The Company used $35.4 million of such proceeds and 136,986 Class A common shares to acquire Minot on July 1, 1998. The remaining net proceeds of $29.9 million from the sale of common stock were used to reduce then outstanding amounts under the Company's revolving credit facility with a syndicate of regional banks.

     Assuming the 5,000,000 share stock sale and the Minot acquisition had been completed on May 31, 1998, stated on a pro forma basis, total debt would have decreased from $104.2 million to $74.3 million and total equity would have increased from $76.0 million to $143.3 million, resulting in a decrease in the Company's debt-to-equity ratio from 1.37 to 1 to 0.52 to 1. As of May 31, 1998, the principal amount outstanding under the Company's $75 million revolving credit facility was $68.1 million. However, with the pro forma application of the $29.9 million in stock sale proceeds, the revolving credit facility balance would have been reduced to $38.2 million, making an additional $36.8 million available under the Company's credit facility.

     Depending upon the future sales levels and relative sales mix of the Company's products during the fourth quarter of fiscal 1998, the Company does not believe that its borrowing availability under its working capital requirements will materially increase during the fourth quarter. However, the Company believes that its $75.0 million revolving credit facility together with cash generated from operations, will be sufficient to fund any such materially increased working capital requirements as well as the Company's ongoing operational needs during the fourth quarter.

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations. Based on such assessment, the Company believes that its computer systems and programs are currently Year 2000 compliant in all material respects. However, there can be no assurance that the Company's customers, suppliers, co-packers and brokers will all be Year 2000 compliant or that the Company's operations will not be adversely affected if they are not compliant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONT.)


--------------------------------------------------------------------------------

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in the Company's Registration Statement (No. 333-53173) dated as of May 20, 1998 or in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

--------------------------------------------------------------------------------

                            PART II - OTHER INFORMATION



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


  c. Pursuant to the terms of an Asset Purchase Agreement, dated as of May 20, 1998, by and among the Company, Michael A. Morello and Minot, a subsidiary of the Company purchased the assets of Minot on July 1, 1998 (during the Company's fiscal fourth quarter) for $35.375 million in cash, 136,986 unregistered shares of the Company's Class A Common Stock, and the assumption by the Company of certain liabilities of Minot. The Class A Common Stock was issued in the purchase of Minot by the Company in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


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

                                         NORTHLAND CRANBERRIES, INC.

DATE: July 15, 1998                      By: /s/ John Pazurek
                                         -----------------------------
                                         John Pazurek
                                         Chief Financial Officer

EXHIBIT INDEX


Exhibit No.        Description

   27              Financial Data Schedule