Form 10-K
period 1998-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 1998-11-30
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1998
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission file number 0-16130

                           Northland Cranberries, Inc.
             (Exact name of registrant as specified in its charter)

                    Wisconsin                             39-1583759
         (State of other jurisdiction of               (I.R.S. Employer
          incorporation or organization                 Identification No.)

              800 First Avenue South
                  P. O. Box 8020
           Wisconsin Rapids, Wisconsin                      54495-8020
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (715) 424-4444

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

                                                     Yes               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 25, 1998:
                          $231,804,790

Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 25, 1998:

             Class A Common Stock, $.01 par value: 19,115,484 shares
              Class B Common Stock, $.01 par value: 636,202 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy  Statement for 1999 annual  meeting of  shareholders  scheduled to be held
January 6, 1999 (incorporated by reference into Part III, to the extent indicated therein).

1998 Annual Report to Shareholders (incorporated by reference into Parts II and IV, to the extent indicated therein).

                                     PART I

                Special Note Regarding Forward-Looking Statements

         We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (i) the development, market share growth and continued consumer acceptance of our branded juice products; (ii) the level of expenditures to build the brand name equity and consumer awareness of our Northland product line; (iii) the integration of the operations of Minot Food Packers, Inc., which we acquired in fiscal 1998; (iv) the consummation of the potential acquisition of the juice division of Seneca Foods Corporation; (v) strategic actions of our competitors in pricing, marketing and advertising; and (vi) agricultural factors affecting our crop. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We will not necessarily update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations.

Item 1.  Business.

                                     General

         We are a grower, processor and marketer of cranberries and cranberry products. Our products include:

         o Northland brand 100% juice cranberry blends, which we sell mostly through supermarkets and, to a smaller degree, through mass merchandisers and other retail channels;

         o private label cranberry drinks and other fruit products, which we sell to retail and wholesale customers for sale under their own labels;

         o Northland brand fresh cranberries, which we sell to retail and wholesale customers; and

         o cranberry juice concentrate, single-strength cranberry juice and frozen and whole sliced cranberries, which we sell to industrial and ingredient customers.

         We began our business in 1987 as a cranberry grower and member of the Ocean Spray Cranberries, Inc. marketing cooperative. In 1993, we left Ocean Spray and began implementing our marsh to market strategy by introducing Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In July 1998, we acquired Minot Food Packers, Inc., a manufacturer of private label cranberry and other fruit products. Also in 1998, we reached an agreement in principle with Seneca Foods Corporation to acquire Seneca's juice division. Please see "Potential Seneca Acquisition," below, for more details. As of September 13, 1998, our branded juice products were available in all 50 states and in approximately 84% of supermarkets nationwide according to data compiled by Information Resources, Inc.

         We had several important achievements in fiscal 1998. Included among them:

         o we topped $100 million in revenues for the first time in our history;

         o we achieved an 11.9% dollar market share in the shelf-stable cranberry beverage market according to IRI data for the 12 weeks ending September 13, 1998, and were as high as 14.2% for the 12 weeks ending March 29, 1998;

         o we acquired Minot, a Bridgeton, New Jersey company with about $41 million in revenues in its 1997 fiscal year, which produces and sells private label cranberry and other fruit products; and

         o we completed a public sale of our common stock which provided us with $74.5 million, allowing us to pay the cash portion of the purchase price for Minot and pay down debt, which in turn improved our financial condition.

         In addition to providing us with a base of private label customers, the Minot acquisition gave us more processing and storage facilities and our first bottling facility. As a result, we now have the ability to bottle and can our own products (including beverage and sauce products), and to perform those operations for other producers of bottled and canned beverages (an arrangement called "co-packing"). Please see the discussion below under the headings "Non-Branded Products--Products" and "Manufacturing" for further information about Minot.

         We achieved significant revenue and asset growth in fiscal 1998 through increased sales of our Northland 100% juice cranberry blends and the acquisition of Minot. We intend to continue growing our business in the next fiscal year by focusing our strategic efforts on:

         o increasing spending on our national marketing efforts, including introducing new national television advertising, to heighten consumer awareness of our branded products and how they are different from our competitors' products;

         o expanding our product selection by adding sizes in retail outlets across the country and by adding branded products currently produced by Seneca;

         o continuing our sales and trade promotion plan;

         o continuing  to pursue  alternative  sales  channels for our products,
such  as  mass  merchandisers,   club  stores  and  foodservice  providers  like
restaurants, hospitals and schools;

         o strengthening and expanding our national food broker network;

         o continuing the integration of Minot's operations; and

         o completing the acquisition of the juice division of Seneca (which we discuss below) and integrating Seneca's operations into ours.

         In addition to producing and selling cranberry and other fruit products, we are the world's largest cranberry grower, with 25 cranberry producing marshes and 2,549 planted acres owned or operated in Wisconsin and Massachusetts as of November 25, 1998.

                          Potential Seneca Acquisition

         In August 1998 we reached an agreement in principle with Seneca Foods Corporation to purchase most of the assets of Seneca's juice division. The assets we will obtain in the acquisition, if it is completed, will include Seneca's TreeSweet and Awake brand names, as well as three processing plants, a distribution center and a receiving station. We will also purchase the right to sell Seneca brand fruit beverages. In Seneca's last completed fiscal year, its juice division accounted for about $105 million in revenues. We believe this acquisition, if completed, will give us a strong presence in the apple and grape juice segments and will allow us to enter both the retail frozen juice concentrate category and the retail canned beverage category. If we complete the acquisition of Seneca's juice division, our selection of branded products will include, in addition to our current branded products:

         o Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape and orange juice products;

         o Seneca and TreeSweet frozen juice concentrate products, including apple, grape, cranberry and orange juice products; and

         o Awake frozen orange-flavored concentrate.

         We also expect the Seneca acquisition to make our bottling and distribution network more efficient and to further our ability to perform co-packing operations for other bottled and canned beverage producers. This is mainly because we will add, as part of the Seneca acquisition:

         o a processing plant in Mountain Home, North Carolina;

         o a processing plant in Dundee, New York;

         o a processing plant in Jackson, Wisconsin;

         o a distribution center in Eau Claire, Michigan; and

         o a grape receiving station in Portland, New York.

         In addition to helping reduce our transportation and distribution costs, these new facilities would continue to produce the Seneca, TreeSweet and Awake branded products currently offered by Seneca.

         We intend to complete the Seneca acquisition during the second quarter of fiscal 1999. We have not yet entered into a definitive purchase agreement with Seneca regarding the acquisition, and, if and when we do, its closing will still be subject to certain conditions. As a result, we cannot guarantee that we will complete the acquisition. We have spent considerable time and attention developing strategies to take advantage of the anticipated benefits that the Seneca acquisition would provide. If we do not complete the acquisition, our results of operations and our future strategic plans could be adversely affected. Even if we complete the acquisition, we may experience difficulties integrating Seneca's operations with our own. Also, we can't be certain that current Seneca customers will remain our customers following the acquisition. Should these things happen, or should we incur costs or experience problems which we did not expect as a result of the acquisition, our results of operations could be adversely affected.

                                Branded Products

    Products

         Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 and achieved national distribution in the summer of 1997. As of September 13, 1998, our Northland 100% juice cranberry blends were available in all 50 states and in about 84% of supermarkets nationwide. We currently produce and sell eight flavors, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry and cranberry strawberry. Only one bottle size, 64-ounce, has been generally available in supermarkets nationwide. However, we recently introduced new bottle sizes, including a 46-ounce plastic bottle in supermarkets and a 128-ounce plastic bottle and 16-ounce plastic bottle multi-packs in warehouse clubs.

         In addition to Northland 100% juice cranberry blends, we also grow and package Northland brand fresh cranberries and sell them in 12-ounce plastic bags mainly to food retailers and wholesalers during the fall.

         In November 1998, we announced that we hired Scott Corriveau to be our President - Branded Division. Mr. Corriveau, who will assume his duties with us in December 1998, has over 16 years experience in the beverage industry, most recently as the Vice President, Sales and Customer Marketing for the Dr. Pepper/7Up Premier Beverages Division of Cadbury Beverages. Mr. Corriveau will be responsible for overseeing the continued development of our family of 100% juice blends as well as the marketing and sale of Seneca branded products if we complete the Seneca acquisition.

    Marketing

         Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends is to highlight the differences in flavor and health benefits between Northland brand 100% juice cranberry blends and many of the competing products of Ocean Spray and others which have less than 100% juice.

         Our marketing strategy includes:

         o media advertising

                  - we used a national television advertising campaign in fiscal 1998 designed to appeal to and be seen by our target audience and to promote their awareness of our product, its 100% juice content, and the lesser juice content of many of our competitors' products. We will continue advertising on television in fiscal 1999 by again buying advertising time on daytime network shows, cable networks, and syndicated programming, and by adding primetime broadcast network advertising. We also anticipate additional brand-building media efforts in fiscal 1999, including a new national magazine advertising campaign which will begin in November 1998. We spent approximately $7.8 million on these types of media advertising in fiscal 1998 and intend to spend approximately $10-12 million on these types of media advertising in fiscal 1999; and

         o sales promotion

                  - we offer coupons to attract first-time buyers and give people who already drink Northland 100% juice cranberry blends incentive to purchase more of our products. We anticipate that our fiscal 1999 sales promotions will be consistent with fiscal 1998 levels.

         In addition to media advertising and sales promotions, we are currently in the process of redesigning the Northland 100% juice label with the intention of making the Northland name more visible on the bottle and making the 100% juice content of the product more prominently shown. We also hope the new label will be more appealing to consumers and easier to read.

         In addition to our new President-Branded Division, our branded juice marketing efforts are coordinated by our Vice President-Marketing (who has over 20 years of marketing experience in the food and consumer products industries), a marketing manager, an assistant product manager, and support staff personnel. We also employ our own creative services department, including a manager and two graphic designers, to help in marketing and promotional efforts, and use the services of an advertising agency to help us develop our marketing strategies.

    Sales

         Dollar sales of shelf-stable cranberry beverages continued to increase in fiscal 1998, and we anticipate they will continue to increase in fiscal 1999. We hope to realize increased sales of our branded juice products by:

         o continuing our trade promotion plan

                  - on a periodic basis, we offer discounts on our products to retailers and wholesalers to temporarily reduce the price of our products to consumers and to obtain store display features and retail advertisements. These efforts help to increase our product visibility and offer the consumer savings on our products. We anticipate that we'll increase these trade promotion activities in fiscal 1999;

         o expanding our product selection by introducing more Northland sizes and adding Seneca products;

         o continuing to increase distribution of our branded products into certain regional supermarkets where our products are not yet available; and

         o establishing or increasing our presence in other sales channels such as supercenters, mass merchandisers, club stores and drug stores.

         With the planned increase in consumer marketing spending discussed in "Marketing," above, we expect to spend approximately $35 million (which does not include possible spending related to products added through the potential Seneca acquisition) on advertising, promotion and slotting expenses in support of our brand in fiscal 1999. We use the term "slotting" to refer to fees that we pay to retailers in order to secure space on their shelves for our products. In fiscal 1998, we spent approximately $27 million on advertising, promotion and slotting.

         Our branded juice sales are coordinated by our Vice President-Sales and our Director of Sales (who together have over 40 years of sales experience in the food and consumer products industries), as well as a sales coordinator and eight regional sales managers. In addition to their experience with our branded products to date, many of our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell's Soup Company, RJR Nabisco and Welch's. Our sales staff directs distribution and sale of our branded juice products through a network of over 70 independent food brokers throughout the United States. If we complete the Seneca acquisition, we will add an additional regional sales manager. Seneca also has a food broker network of about the same size, which we anticipate combining to some degree with our own food broker network to make our sales operations more efficient.

    Competition

         The consumer cranberry product market is large and very competitive. Based on industry data, retail supermarket bottled shelf-stable cranberry beverage sales were approximately $735 million for the 52-weeks ended September 13, 1998. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets. Most of the markets in which we compete are dominated by Ocean Spray. Ocean Spray is an agricultural marketing cooperative which has certain protections under federal anti-trust laws. Ocean Spray has over 700 member-growers, accounting for approximately 70% of all cranberries grown in North America. Based on IRI data, for the 12-weeks ended September 13, 1998, Ocean Spray products represented approximately 58.8% of the supermarket shelf-stable cranberry beverage market, down from approximately 62.8% for the 12-weeks ended September 14, 1997. We had the second largest market share for the 12-weeks ended September 13, 1998 with 11.9%.

         Northland 100% juice cranberry blends compete with:

         o Ocean Spray's branded cranberry juice products;

         o branded cranberry juice products of other producers;

         o private label cranberry juice products; and

         o other juice and beverage products.

         Our Northland branded juice products are 100% juice cranberry blends. Most of our competitors' products are made up of much less than 100% juice. For example, Ocean Spray's Cranberry Juice Cocktail contains only up to 27% cranberry juice with the remainder being water and high fructose corn syrup. Like Ocean Spray, many other competitors' juices use sugar or corn syrup additives as sweeteners. We believe that we have an advantage over many of our competitors due to the perceived benefits of our 100% juice products. We also believe that the continued success of our branded juice products will depend on whether consumers will continue to think highly of its quality and taste compared to that of our competitors' products.

         Northland 100% juice cranberry blends are premium-priced products. Our products compete mainly with other premium-priced branded cranberry beverages, but also with private label products which are usually lower priced.

         During fiscal 1998, Ocean Spray introduced a product line of 100% juice cranberry blends which compete directly with Northland 100% juice cranberry blends. We expect that Ocean Spray will continue to compete aggressively against our 100% juice cranberry blend products, possibly by increasing advertising of its 100% juice product line, reducing product pricing, increasing its trade promotions or other actions. Ocean Spray has significantly more experience in the fruit juice markets than we do, as well as greater brand name recognition and greater marketing and distribution resources. We cannot be certain that we will be successful in competing against Ocean Spray.

         We also compete with Ocean Spray and other brand label producers in the market for fresh cranberry sales during the fall. We expect to continue to compete in the fresh cranberry market by selling Northland brand fresh cranberries at competitive prices. Ocean Spray has significantly more experience in the sale of branded fresh cranberries than we do, as well as greater brand name recognition and greater marketing and distribution resources. We cannot be certain that we will be successful in competing against Ocean Spray in the fresh cranberry market.

         If we complete the Seneca acquisition, we will also sell the Seneca products mentioned above under the heading "Potential Seneca Acquisition." The addition of these products should allow us to compete for the first time in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks. If we enter these markets, we would compete against several established brand names including Welch's, TreeTop, Tropicana, Mott's and Minute Maid. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. Ocean Spray does not compete in either the frozen juice concentrate market or the shelf-stable canned fruit juice market.

                              Non-Branded Products

    Products

         Our major non-branded products are private label cranberry and other fruit juices. We use the term "private label" to refer to products which we manufacture and sell to customers who sell those products to consumers under their own labels. Before we acquired Minot, we had a very small presence in the private label fruit juice market. Our acquisition of Minot gives us an established base of private label customers and expertise in private label processing and bottling. Combined with our existing network of contract co-packers, Minot's bottling operations will also allow us to provide quicker and lower-cost service to our private label customers than we could before.

         We now offer private label cranberry juice and cranberry juice cocktail, as well as private label apple, orange, pineapple, grape, grapefruit and lemon juice. In addition to fruit drinks, we offer other non-branded products including:

         o industrial cranberry concentrate;

         o jellied and whole cranberry sauce;

         o frozen and whole sliced cranberries;

         o single-strength cranberry juice;

         o sports drinks; and

         o ready-to-drink teas.

         We also offer other non-branded products and services.  For example, we
co-pack  for  several  customers.   We  also  own  Wildhawk  Inc.,  which  sells
agricultural chemicals and fertilizer to cranberry growers.

    Marketing and Sales

         Our marketing and sales efforts for our non-branded products are different from our efforts for our branded products. This is mainly because we market our branded products directly to the consumer, while we sell non-branded products to retail and other customers who then either market those products under their own labels or use those products to make other consumer products. As a result, our non-branded marketing efforts do not include media advertising or other traditional branded product marketing support. Rather, we market our private label products three primary ways:

         o we compete on the basis of strong historical supplier relationships and quality assurance. Many sellers of private label products maintain relationships with their historical suppliers. The Minot acquisition provided us with a longstanding private label customer base. Because we are able to perform our own bottling operations, we can also provide better quality assurance to our private label customers and reduce bottling costs by relying less on co-packers;

         o we offer product variety to retail customers. Since we work with retail buyers on an ongoing basis, we are able to supply some of their private label fruit juice needs as well. We believe that the acquisition of Seneca, if completed, will further our ability to provide category management opportunities to retailers by further expanding our product selection; and

         o we compete on the basis of price. Many private label juice products are low-cost national brand name alternatives that appeal to consumers who typically buy lower-priced products. As a result, private label suppliers must be low cost providers. We believe we may have a competitive advantage in private label markets over many of our competitors because we grow most of our own cranberries. As a result, we typically have a lower cost for our cranberries.

         In addition, we are currently in the process of expanding our sales efforts into new sales channels such as mass merchandisers, foodservice providers and club stores. To better manage this process, we have recently undergone a divisional restructuring, creating separate divisions for Minot, club stores/mass merchandisers, foodservice and contract packing relations, all of which report to our non-branded group president. We have also added several personnel, including a Private Label Division President, a director of foodservice, and former employees of Minot with experience in private label sales. We intend to market our non-branded products to alternative channels by offering low prices and category management opportunities.

         Most of our non-branded revenues were realized from sales of cranberry concentrate in fiscal 1998. Fiscal 1998 revenues from private label sales were minimal, largely because we acquired Minot with only two months remaining in the fiscal year. Sales of other non-branded products, such as single-strength cranberry juice and Wildhawk's products, did not have a material impact on our revenues in fiscal 1998. We intend to continue to pursue sales opportunities for our non-branded products, primarily in mass merchandisers and club stores as well as in the foodservice and industrial/ingredient markets, in fiscal 1999.

    Competition

         According to industry data, private label products represented over 19% of all fruit beverages and over 18% of all cranberry drinks sold in supermarkets nationally in 1998. As mentioned, competition in private label is based mainly on price. Also, the private label markets are characterized by longstanding relationships between retailers and private label manufacturers, and by retailers who are reluctant to approve new manufacturers and vendors. As a result, before we acquired Minot, we were largely unsuccessful in our attempts to compete in private label. The acquisition of Minot provided us with an established base of private label customers, and we now compete in the market for private label cranberry juice, sauce and other processed cranberry products with a small number of other private label manufacturers, including primarily Clement Pappas & Co. and Cliffstar Corporation. These and other private label processors have significant experience in the private label fruit juice and processed cranberry products markets and have established co-packing and bottling operations and customer bases. We may not be successful in competing against certain major independent processors.

         Private label cranberry products also compete against branded cranberry products. Our private label products may not be able to compete successfully against private label products of other suppliers, or the branded products of Ocean Spray or others.

         We also compete for the sale of cranberry concentrate, single-strength cranberry juice and frozen whole and sliced cranberries to industrial customers, such as food processors and foodservice companies. Cranberry concentrate is currently our principal industrial product in terms of sales volume and potential. Our industrial customer base includes several major food processing firms. We believe our own ability to grow and internally process cranberries allows us to offer a reliable supply of high quality, competitively priced cranberry products to our industrial customers.

                                  Manufacturing

    Processing and Bottling

         An important part of our marsh to market strategy is our ability to process our grown and purchased cranberries, as well as our ability to bottle our own branded and private label products. We utilize different types of facilities at different stages in the processing and bottling of cranberries and cranberry-based products:

                  o raw cranberries are brought to our receiving stations. We own a 150,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin and a 49,000 square foot receiving station in Massachusetts. These receiving stations clean and sort raw cranberries;

                  o after sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in our 65,000 square foot freezer facility in Wisconsin Rapids, our freezer facilities in Bridgeton, or independent freezer facilities, until they are sent to one of our processing plants or to one of our co-packers;

                  o we have a 16,000 square foot processing plant in Wisconsin Rapids and a 10,000 square foot processing plant in Bridgeton, New Jersey. Our Wisconsin Rapids plant processes cranberries into cranberry concentrate, which is used to make Northland branded juice, private label products, or is sold to other manufacturers of cranberry products. Our Bridgeton plant processes cranberries into single-strength juice, used to manufacture private label products.

         The Bridgeton plant also produces other juice products such as the private label apple, orange, grape and other fruit juice products which we now manufacture and sell following the Minot acquisition.

         We acquired the Bridgeton facilities when we bought Minot. These facilities are still fairly new to our business operations, so we have not yet taken full advantage of the efficiencies we expect they will provide. We expect these new facilities will help reduce our transportation, handling and storage costs by allowing us to ship cranberries grown on our Massachusetts properties to Minot's facilities for processing and storage. We also anticipate Northland brand production at the Bridgeton facility will help reduce our distribution costs and lead-times to our customers in the eastern United States.

         While we are now able to perform some of our own bottling operations, we still maintain agreements to formulate and bottle our processed cranberry blends with three co-packers in strategic locations around the country.

    Distribution Network

         We have an internal transportation department which contracts with independent carriers to distribute our bottled products to various grocery stores and retail outlets. We currently have 11 distribution centers owned or under contract, including a current co-packing arrangement to utilize Seneca's distribution center in Eau Claire, Michigan, as well its three processing plants which also act as distribution centers. We believe that our distribution centers, combined with the strategic locations of our current co-packers, lowers our freight and production costs, as well as allows for timely response to customer demands.

                             Agricultural Operations

         An important factor in successfully implementing our marsh to market strategy, and one of the major differences between us and many of our competitors, is our ability to grow a significant and reliable supply of cranberries on our owned or leased properties. We are the world's largest cranberry grower, with 25 owned or operated properties and approximately 2,549 planted acres in Wisconsin and Massachusetts as of November 25, 1998. In the fall of 1997 (i.e., fiscal 1998), we harvested a record 417,000 barrels from 2,243 acres. The large harvest was due in part to the maturation of hybrid high-yield cranberry vines which we planted in our expansion program in prior years. On our hybrid acres in 1997, we achieved an average of 259 barrels harvested per acre, compared to around 170 barrels on our non-hybrid acreage.

         To supplement our own internal supply of cranberries, we also contract with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 1998, we bought approximately 104,000 barrels of cranberries from other growers. As of November 25, 1998, we maintain multi-year crop purchase contracts with 27 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,557 planted acres. None of these contracts expires in fiscal 1999. The ability to harvest our own fruit in both Wisconsin and Massachusetts, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk. We expect the quantity of cranberries purchased under these contracts to increase in future years as the contracted marsh acreage matures and becomes more productive. However, we cannot be certain that these contracts will be renewed when they expire.

         We have increased our planted acreage over time mainly through marsh acquisitions and our own internal planting program. From August 1987 through November 15, 1998, we added, through acquisitions or leases, a total of 20 marsh properties. During this period, our total planted acreage has increased 656%, from 337 acres to 2,549 acres.

         The quality and quantity of cranberries produced in any given year is dependent upon certain factors which we have little control over. For example, extremes in temperature, rainfall levels, storms and hail, or crop infestations can all adversely impact the production in any crop year. While we make efforts to reduce the potential adverse effects that these factors may have on our internal crop, our cranberry production remains subject to these agricultural factors.

         We also have crop insurance coverage for all of our marshes which is subsidized by the federal government. These policies help insure against bad weather and other contingencies which may affect our crop. They generally insure us for up to 75% of the average crop yield on each marsh over the past 10 years.

                                   Regulation

    Cranberry Products Regulation

         The production, packaging, labeling, marketing and distribution of our fresh cranberries and cranberry juice products are subject to the rules and regulations of various federal, state and local food and health agencies, including the United States Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission and the Environmental Protection Agency. We believe we have complied, and will be able to comply, in all material respects with such rules, regulations and laws.

    Environmental and Other Governmental Regulation

         It can be difficult under federal laws for cranberry growers and other developers to obtain permits to create new cranberry marshes in wetlands in the United States. To do so, such growers must generally observe a "no net loss" of wetlands policy. That is, they must show that the proposed development activity will not result in a loss of wetland acreage, or they must restore the functional value of acreage they propose to disturb. Given this strict requirement, as well as strict water quality legislation in Wisconsin and Massachusetts, we believe it is currently unlikely that we, or other cranberry growers or developers in North America, will be able to secure permits for cranberry marsh development or expansion in wetland acreage. However, we and other growers or developers may renovate existing wetland acreage from time to time and replant older cranberry vine varieties with higher-yielding vine varieties. Also, certain developers have begun to create upland cranberry marshes, which are marshes that are not on wetland acreage. We do not know whether upland marshes, if successful, will increase the available supply of cranberries in the future.

         Certain growers have also begun to plant, cultivate, and develop new cranberry-producing acreage in several states and abroad. Because of environmental regulations, the soil and temperature conditions necessary to grow cranberries and the long lead-time required for cranberry vines to mature, we do not expect these efforts to materially affect the supply of cranberries in fiscal 2000.

         We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin and one in Massachusetts. We have removed the tanks and reported this to the appropriate state regulatory agencies. Our clean-up activities are subject to state supervision. Based on information available as of August 31, 1998, we believe most of the costs of such activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or claims against the prior owners of the properties. We do not expect to incur material liabilities as a result of these activities.

         The Wisconsin Department of Natural Resources approved regulations which became effective in May 1998 and which amended parts of the Wisconsin Administrative Code to make it easier to obtain the DNR's approval to maintain existing cranberry marshes and to obtain state water quality certification to conduct activities in wetlands under a federal permit. However, as a result of the continued federal restrictions on wetland development and the long lead-time associated with the planting and maturation of cranberry vines, we do not expect the regulations to materially affect the supply of cranberries in Wisconsin in the near term.

         The Cranberry Marketing Committee of the United States Department of Agriculture has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an over-supply of cranberries for the coming crop year. The USDA has not imposed such restrictions since 1971. While we do not anticipate any such restrictions in the near future, we can't be certain that such restrictions will not be imposed.

         We don't expect environmental or other governmental legislation or regulation to have a material effect on our capital expenditures, results of operations or competitive position, other than as we have described above.

                                   Seasonality

         Before fiscal 1997, our business was very seasonal because we sold most of our crop to cranberry processors. Now that we have changed from a cranberry grower to a consumer products company, we expect to reduce the seasonality of our business because we will offer branded and private label products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter.

                             Materials and Supplies

         We buy bottles, caps, flavorings, juices and packaging either from our co-packers or independent third parties. We get most of the materials and supplies necessary for growing and cultivating cranberries, including water and sand, from our own marshes. We purchase and expect to continue purchasing most of our fertilizer and pesticides from Wildhawk. We purchase the rest of the raw materials and supplies, including the materials used to package our fresh fruit, from various sources.

         If necessary, we believe we would be able to find other sources for raw materials and supplies without a material delay or adverse effect on our business.

                             Trademarks and Formulae

         We own the Northland and Minot trademarks, which are registered in the United States Patent and Trademark Office. The Northland trademark is important in the sale of our branded fresh cranberries and cranberry juice products. We expect it will become more important as Northland brand 100% juice cranberry blends continue to grow in market share and distribution.

         If we complete the Seneca acquisition, we will also own the TreeSweet and Awake trademarks. These trademarks are also registered in the United States Patent and Trademark Office. Additionally, we expect to enter into a license agreement with Seneca in connection with the acquisition which will allow us to market and sell Seneca brand juice and concentrate.

         We use proprietary flavor formulations to make our cranberry blends. We protect the confidentiality of these formulations by requiring co-packers to enter into confidentiality agreements with us.

                                    Employees

         As of August 31, 1998, we had 212 full-time employees, as compared to 203 as of August 31, 1997. In addition to our full time employees, we hired:

         o approximately 90 seasonal workers during the 1998 crop cultivation season;

         o approximately 264 seasonal workers to harvest our crop; and

         o approximately 117 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids from September through December 1997.

         We also had 34 full-time employees in sales and marketing as of August 31, 1998, compared to 20 as of August 31, 1997.

         Seneca's juice division currently has over 350 employees.

         We have entered into collective bargaining agreements with unions representing the former Minot employees in New Jersey. Those agreements cover about 160 employees and expire on May 14, 2001. We believe our current relationships with our employees, both union and non-union, is good.

Item 2.  Properties

         In Wisconsin Rapids, Wisconsin we own three office buildings, including our corporate headquarters, an office building near our processing plant and the Northland Conference Center. We also own a 150,000 square foot receiving station and fresh fruit packaging facility located on 40 acres which we use to clean and store processed and fresh cranberries. Also in Wisconsin Rapids, we own a 16,000 square foot juice concentrating facility which gives us the capacity to concentrate over 400,000 barrels of cranberries every year.

         In  Bridgeton,  New Jersey,  we own a dry  warehousing,  receiving  and
shipping  facility;  a  processing  plant;  four  cold  storage  facilities;   a
manufacturing and bottling facility; and an office building.

         We also own a 49,000 square foot receiving station located on a seven-acre parcel of land adjacent to the Hanson Division bogs in Massachusetts.

         In addition to our facilities, we own 22 cranberry marshes and lease another three. We have set forth in the following table information about each of our 25 cranberry marshes as of November 25, 1998. We own all of these marshes in fee simple (or we lease them, in either case as indicated below), subject to mortgages (except for the Dandy Creek, Nantucket and Hills Division Marshes and one of the two marshes in each of the Associate and Crawford Creek Divisions). All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager's residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs.



Marsh Division Name and Location                                            November 25, 1998          Calendar Year
--------------------------------                                       ---------------------------
                                                                         Approximate Approximate          Acquired
                                                                        Marsh Acres Planted Acres        or Leased

Associates Division (two marshes), Jackson County, Wisconsin.....         4,198            159           1983/1996

Meadow Valley Division, Jackson County, Wisconsin................         2,150             77              1984

Fifield Division, Price County, Wisconsin........................         2,460            196              1985

Three Lakes Division, Oneida County, Wisconsin...................         1,542             82              1985

Chittamo Division, Douglas and Washburn Counties, Wisconsin......           620             55              1985

Biron Division, Wood County, Wisconsin...........................           473            212              1987

Warrens Division, Monroe County, Wisconsin.......................           160             63              1987

Trego Division, Washburn County, Wisconsin.......................         1,715             96              1988

Gordon Division, Douglas County, Wisconsin.......................           880            149              1988

Mather Division, Juneau County, Wisconsin........................         2,500            148              1989

Nekoosa Division (two marshes), Wood County, Wisconsin...........           569             85              1989

Nantucket Division (two marshes), Nantucket County,
  Massachusetts..................................................           737            211              1990

Crawford Creek Division (two marshes), Jackson County,
  Wisconsin......................................................           304            135              1991

Hills Division, Jackson County, Wisconsin (leased)...............           465             70              1991

Hanson Division (two marshes), Plymouth County, Massachusetts....         2,025            322              1993

Yellow River (two marshes), Juneau County, Wisconsin.............         1,714            252              1994

Dandy Creek, Monroe County, Wisconsin............................           350             55              1996

Manitowish Waters (two marshes), Vilas County, Wisconsin.........           345            182              1996
                                                                            ---            ---

   Total.........................................................        23,207          2,549
                                                                         ======          =====

Item 3.  Legal Proceedings.

         As of the date hereof, we are not a party to any legal proceedings which, in our opinion, would have a material adverse effect on our results of operations or financial condition if they were determined unfavorably to us.

Item 4.  Submission of Matters to a Vote of Shareholders.

         We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 1998.

                               Executive Officers

         As of November 25, 1998, each of our executive officers is identified below together with information about each officer's age, current position with us and employment history for at least the past five years:

Name                      Age        Current Position

John Swendrowski          50         Chairman of the Board and
                                     Chief Executive Officer

Robert E. Hawk            43         Group President - Non-Branded Divisions

John A. Pazurek           49         Vice President - Finance, Treasurer and
                                     Chief Financial Officer

William J. Haddow         50         Vice President - Purchasing and
                                     Transportation

Steven E. Klus            52         Manufacturing Division President

David J. Lukas            56         Senior Vice President - Administration/
                                     Secretary and Corporate Counsel

Scott Corriveau           40         President - Branded Division

John Stauner              36         Agricultural Operations Division President

John S. Wilson            48         East Coast Division Vice President

         John Swendrowski originally founded Northland in 1987 and has served as our Chief Executive Officer since that time.

         As part of our recent divisional  restructuring,  in August 1998 Robert
E. Hawk was appointed Group President-Non-Branded Divisions. Before that, he served as our Executive Vice President since October 1996; Vice President - Sales, Marketing and Special Projects since January 1993; and Vice President - Operations since January 1989.

         John Pazurek is a certified public accountant who joined us as Controller and Principal Accounting Officer in May 1987. In May 1990, he was promoted to Vice President-Finance and in August 1993 he was promoted to Treasurer. In October 1996, Mr. Pazurek was also appointed Chief Financial Officer.

         Bill Haddow was named Vice President - Purchasing and Transportation in September 1998. Before that, he served as Vice President-Purchasing, Transportation and Budget since October 1996; Vice President-Purchasing and Transportation from May 1993; and Assistant Vice President-Purchasing from 1989.

         We named Steve Klus our Manufacturing Division President in September 1998. He joined us in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Before that, he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990.

         Dave Lukas has been with us since April 1992 when he joined us as Vice President of Human Resources and Corporate Counsel. In May 1995 he was promoted to Secretary and in August 1996 to Vice President-Administration. In September 1998, he was promoted to Senior Vice President-Administration, Secretary and Corporate Counsel. Before joining us, he practiced law in Wisconsin Rapids for over 20 years.

         Scott Corriveau was named our new President-Branded Division in November 1998 and will assume his duties with us in December 1998. Before that, Mr. Corriveau held sales and marketing positions with Cadbury Beverages PLC, based in London, England, since 1989. His positions with Cadbury Beverages included Vice President, Sales and Customer Marketing of the Dr. Pepper/7Up Premier Beverages Division since 1997 and Vice President, Customer Marketing of the Mott's U.S.A. Division since 1995. Mr. Corriveau has over 16 years of experience in the beverage industry, including nearly eight years with Cadbury Beverages and seven years with Brown Forman Beverage Company.

         John Stauner became our Agricultural Division President in September 1998. Before that, he was our Vice President-Agricultural Operations since October 1996; Vice President-Operations from May 1995; and Assistant Vice President of Operations since we were formed in 1987.

         John Wilson joined us in October 1993 and was promoted to Vice President - East Coast Operations in May 1994. In October 1996, his title changed to Vice President-East Coast. He became our East Coast Division Vice President in connection with our divisional restructuring in September 1998. Before joining us, he served as Manager-Grower Services at Ocean Spray in Lakeville, Massachusetts from 1988.

         Our executive officers are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

         We have adjusted all share data appearing in the table below where necessary to reflect our two-for-one stock split effected in the form of a 100% stock dividend on September 3, 1996 on our Class A Common Stock.

                  Sale Price Range of Class A Common Stock (1)
--------------------------------------------------------------------------------------------------------------------
                             First Quarter          Second Quarter           Third Quarter        Fourth Quarter

--------------------------------------------------------------------------------------------------------------------
                                                      Fiscal Year Ended August 31, 1998
High                             $21.25                  $16.50                   $19.13                 $16.13

Low                              $13.00                  $12.63                   $12.75                  $9.63

                                                      Fiscal Year Ended August 31, 1997
High                             $25.25                  $27.50                   $20.75                 $19.25

Low                              $15.25                  $17.00                    $8.88                 $12.69
---------------

1. The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock Market.

         On November 25, 1998, there were approximately 9,200 beneficial shareholders for the shares of our Class A Common Stock and three shareholders of record for the shares of our Class B Common Stock. Shares of our Class A Common Stock trade on The Nasdaq Stock Market under the symbol CBRYA. No public market exists for the shares of our Class B Common Stock.

         See Item 6 for information on cash dividends paid on our Common Stock. On November 25, 1998, the last sale price of shares of our Class A Common Stock was $12.5625 per share.

Item 6.  Selected Financial Data.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference from information under the caption "Selected Financial Data" in our 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference from information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                  This item is not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Pursuant to Instruction G, we have incorporated by reference our Consolidated Balance Sheets as of August 31, 1998 and 1997, our Consolidated Statements of Earnings, Cash Flows and Shareholders' Equity for the years ended August 31, 1998, 1997 and 1996, together with the related Notes to Consolidated Financial Statements (including supplementary financial data) from information under the captions having substantially the same titles in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III


Item 10. Directors and Executive Officers of the Company.

         Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for our 1999 annual meeting of shareholders filed with the Commission pursuant to Regulation 14A on November 24, 1998. The information required by
Item 405 of Regulation S-K is also incorporated by reference to the information set forth under the caption "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

Item 11. Executive Compensation.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Stock Ownership of Management and Others" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) We have filed the following documents as part of this Form 10-K:

         1. Financial Statements

         Consolidated Balance Sheets as of August 31, 1998 and 1997

         Consolidated Statements of Earnings, Cash Flows and Shareholders' Equity for the fiscal years ended August 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Independent Auditors' Report


         We have omitted other schedules because they are not required or not applicable, or the information required to be shown is included in our financial statements and related notes.

       3.       Exhibits and Reports on Form 8-K.

         (a) The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

         (b) We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 through the date of this Form 10-K:

        DATE FILED        DATE OF REPORT                   ITEM
    September 14, 1998     July 1, 1998      Item 7 - Financial Statements
                                             related to the Acquisition of Minot
                                             Food Packers, Inc.

    July 15, 1998          July 1, 1998      Item 2 - Acquisition of Minot Food
                                             Packers, Inc.

-------------------

* We will furnish to shareholders the Exhibits to this Form 10-K, including long-term debt instruments disclosed in Exhibit 4.5, on request and advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to John A. Pazurek, Chief Financial Officer, Northland Cranberries, Inc., 800 First Avenue South, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  NORTHLAND CRANBERRIES, INC.


Date:  November 25, 1998                          By:/s/ John Swendrowski
                                                     John Swendrowski
                                                     Chairman of the Board and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 25, 1998 below by the following persons on behalf of the Company and in the capacities indicated.


By:/s/ John Swendrowki                            By:/s/ John C. Seramur
John Swendrowski                                  John C. Seramur
Chairman of the Board,                            Director
Chief Executive Officer and Director


By:/s/ John A. Pazurek                            By:/s/ LeRoy J. Miles
John A. Pazurek                                   LeRoy J. Miles
Vice President-Finance, Treasurer, Chief          Director
Accounting Officer and Chief Financial Officer



By:/s/ Jeffrey J. Jones                           By:/s/ Robert E. Hawk
Jeffrey J. Jones                                  Robert E. Hawk
Director                                          Group President - Non-Branded
                                                  Divisions and Director


By:/s/ Patrick F. Brennan                         By:/s/ Jerold D. Kaminski
Patrick F. Brennan                                Jerold D. Kaminski
Director                                          Director



By:/s/ Pat Richter
Pat Richter
Director

                                  EXHIBIT INDEX


EXHIBIT NO.                                DESCRIPTION

 2 Asset Purchase Agreement, dated as of July 1, 1998, by and among the Company, Minot Food Packers, Inc. and Michael A. Morello. [Incorporated by reference to Exhibit 2.0 to the Company's Registration Statement on Form S-3 (Reg. No. 333-53173).]

 3.1        Articles  of  Incorporation,  as  amended,  dated  January  8, 1997.
            [Incorporated by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

 3.2        Amendment to the By-Laws of the Company, dated October 21, 1998.

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

 4.5 Amended and Restated Credit Agreement, dated October 3, 1997, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

 4.6 First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 1998, between the Company and Harris Trust & Savings Bank.

 4.7 Second Amendment to Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated as of November 20, 1998, between the Company and Harris Trust & Savings Bank.

 4.8 Revolving Credit Note, dated October 3, 1997, by the Company in favor of Harris Trust & Savings Bank. [Incorporated by reference to
            Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

EXHIBIT NO.                          DESCRIPTION

 4.9 Term Credit Note One, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit
            4.13 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

 4.10 Term Credit Note Two, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit
            4.14 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

 4.11 Term Credit Note Three, dated June 6, 1995, between the Company and Harris Trust & Savings Bank. [Incorporated by reference to Exhibit
            4.15 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

 4.12 Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.23 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

 4.13 Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company's Form 10-K for the fiscal year ended March 31, 1995.] Other than as set forth in Exhibits 4.1 through 4.13, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements and mortgages, were entered into in connection with debt financing provided by Harris Trust & Savings Bank, and are disclosed in the Amended and Restated Credit Agreement filed as Exhibit 4.5 to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

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

 *10.3 Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John A. Pazurek, John B. Stauner, John Swendrowski, William J. Haddow and Robert E. Hawk, modifying Stock Option Agreements previously entered into between the parties. [Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

EXHIBIT NO.                              DESCRIPTION

*10.4       1989 Stock Option Plan,  as amended.  [Incorporated  by reference to
            Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.5 Forms of Stock Option Agreements under the 1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibits 4.5-4.8 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.6       1995 Stock Option Plan,  as amended.  [Incorporated  by reference to
            Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

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

*10.13 Northland Cranberries, Inc. 1998 Incentive Bonus Plan. [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

*10.14      Northland Cranberries, Inc. 1999 Incentive Bonus Plan.

 13 Portions of the 1998 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

 21         Subsidiaries of the Company.

 23         Consent of Deloitte & Touche LLP.

 27         Financial Data Schedule.

 99 Definitive Proxy Statement for the Company's 1999 annual meeting of shareholders scheduled to he held on January 6, 1999 previously filed with the Commission under Regulation 14A on November 24, 1998 and

EXHIBIT NO.                              DESCRIPTION

            incorporated by reference herein to extent indicated in this Form 10-K).


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.