Form 10-Q
period 1998-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 1999-01-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Wisconsin                                       39-1583759
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or organization)

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

Class A Common Stock         December 31, 1998                      19,123,484
------------------------------------------------------------------------------


Class B Common Stock         December 31, 1998                         636,202
------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.        FINANCIAL INFORMATION                                       Page

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets..........................3

               Condensed Consolidated Statements of Operations................4

               Condensed Consolidated Statements of Cash Flows................5

               Notes to Condensed Consolidated
                      Financial Statements....................................6

     Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................7-9

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..............................10

               SIGNATURE.....................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                             (Unaudited)
                                             November 30,         August 31,
                                                 1998               1998
                                            ---------------    ---------------
Current assets:
     Cash and cash equivalents              $           811    $            633
     Accounts and notes receivable                   20,881              22,422
     Inventories                                     70,782              43,811
     Other                                            3,094               1,942
     Deferred income taxes                            2,490               2,490
                                            ---------------    ----------------
         Total current assets                        98,058              71,298
                                            ---------------    ----------------

Property and equipment - at cost                    184,036             181,994
     Less accumulated depreciation                   31,549              29,795
                                            ---------------    ----------------
         Net property and equipment                 152,487             152,199

Investments and other assets                          2,448               2,151
Goodwill                                             25,128              25,224
                                            ---------------    ----------------

Total assets                                $       278,121    $        250,872
                                            ===============    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $        14,787    $          9,995
     Accrued liabilities                             16,384               7,924
     Current portion of long-term
        obligations                                   3,892               3,892
                                            ---------------    ----------------
         Total current liabilities                   35,063              21,811

Long-term obligations                                78,642              64,276
Deferred income taxes                                10,958              10,915
                                            ---------------    ----------------
         Total liabilities                          124,663              97,002
                                            ---------------    ----------------

Shareholders' equity:
     Common stock - Class A                             191                 191
     Common stock - Class B                               6                   6
     Additional paid-in capital                     144,732             144,477
     Retained earnings                                8,529               9,196
                                            ---------------    ----------------
         Total shareholders' equity                 153,458             153,870
                                            ---------------    ----------------

Total liabilities and shareholders' equity  $       278,121    $        250,872
                                            ===============    ================

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)





                                                           For the 3 months
                                                           ended November 30,
                                                  1998                 1997
                                            ---------------    ----------------

Revenues                                    $        34,236    $        18,431

Cost of sales                                        20,357              8,814
                                            ---------------    ----------------

Gross profit                                         13,879              9,617

Costs and expenses:
     Selling, general and administrative             12,364              8,004
     Interest                                         1,303              1,432
                                            ---------------    ----------------
         Total costs and expenses                    13,667              9,436
                                            ---------------    ----------------

Income before income taxes                              212                181

Income taxes                                             92                 79
                                            ---------------    ----------------

Net income                                  $           120    $           102
                                            ===============    ================



Basic income per share                      $          0.01    $          0.01
                                            ===============    ================


Diluted income per share                    $          0.01    $          0.01
                                            ===============    ================

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                             For the 3 months
                                                             ended November 30,
                                                             1998         1997
                                                           --------    ---------
Cash flows from operating activities:
   Net income                                              $    120    $    102
   Adjustments to reconcile net income to net cash
       provided by (used for)operating activities:
            Depreciation and amortization                     1,991       1,542
            Changes in assets and liabilities:
                Receivables and other current assets            389      (4,023)
                Inventories                                 (26,971)    (12,336)
                Accounts payable and accrued liabilities     13,252       5,966
                Deferred income taxes                            84          58
                                                           --------    --------

                       Net cash used for operating
                          activities                        (11,135)     (8,691)
                                                           --------    --------

Investing activities:
  Property and equipment additions, net                      (2,177)     (2,555)
  Other                                                        (303)        (80)
                                                           --------    --------
                      Net cash used for investing
                         activities                          (2,480)     (2,635)
                                                           --------    --------

Financing activities:
  Increase in debt                                           14,366      12,104
  Dividends paid                                               (787)       (551)
  Exercise of stock options                                     214           3
  Other                                                           0        (150)
                                                           --------    --------
                      Net cash provided by financing
                         activities                          13,793      11,406
                                                           --------    --------

Net decrease in cash and cash equivalents                       178          80

Cash and cash equivalents:

  Beginning of period                                           633         231
                                                           --------    --------
  End of period                                            $    811    $    311
                                                           ========    ========

Supplemental disclosures of cash flow
  information:
   Cash paid for:

         Interest (net of amount capitalized)              $    827    $    997
                                                           ========    ========


      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1            BASIS OF PRESENTATION

       The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1998, and its results of operations and cash flows for the three-month periods ended November 30, 1998 and 1997, respectively. The Company's consolidated balance sheet as of August 31, 1998 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements can be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

       The   Company   periodically   reviews   long-lived   assets   to  assess
recoverability and impairments will be recognized in operating results if a permanent diminution in value were to occur.


NOTE 2            ACQUISITIONS

       On December 30, 1998, the Company completed the acquisition of the juice division of Seneca Foods Corporation. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; warehousing in Michigan; and a grape receiving station in New York. The purchase price for the acquisition was approximately $28.3 million in cash and is subject to subsequent adjustment based on the value of "net assets" purchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Our total revenues for the three months ended November 30, 1998 were $34.2 million, compared to $18.4 million in the prior year's quarter. This 85.9% increase was primarily due to private label sales generated by our recently acquired subsidiary, Minot Food Packers, Inc., and the continuing growth of Northland brand 100% juice products. Trade industry data for the 12-week period ended December 6, 1998, shows that our juice products achieved an 12.6% market share of supermarket shelf-stable cranberry beverages on a national basis, up from a 8.6% market share for the same period last year. We anticipate that the Seneca acquisition will also help increase revenues in fiscal 1999. We continue to experience intense competition in our efforts to develop private label accounts and sales of concentrate and bulk frozen fruit.

       Cost of sales for the first quarter of fiscal 1999 was $20.4 million compared to $8.8 million for the first quarter of fiscal 1998, resulting in gross margins of 40.5% and 52.2% in each respective period. The decrease in gross margin in fiscal 1999 was primarily due to our changing product mix. Fiscal 1999 revenues included a significant amount of lower margin private label sales due to the acquisition of Minot Food Packers, Inc. compared to minimal private label sales in fiscal 1998. Our gross margins during the remainder of fiscal 1999 will be dependent upon our product mix and existing market conditions.

       Selling, general and administrative expenses were $12.4 million, or 36.1% of total revenues, for the three-month period ended November 30, 1998. For the three months ended November 30, 1997, selling, general and administrative expenses were $8.0 million, or 43.4% of total revenues for that quarter. This planned increase in selling, general and administrative expenses was primarily attributable to costs related to the Company's aggressive marketing campaign to support the development and growth of its Northland brand 100% juice products. We plan to continue to aggressively promote our juice products throughout the fiscal year. We also anticipate that selling, general and administrative expenses will increase in fiscal 1999 as a result of the addition of new branded products through the Seneca acquisition.

       Interest expense was $1.3 million for the three-month period ended November 30, 1998 compared to $1.4 million during the same period in fiscal 1998. Interest expense will increase in subsequent quarters as a result of additional borrowings necessary to fund the purchase price for the Seneca acquisition. Fiscal 1999 first quarter net income and per share earnings were $120,000 and $0.01 per share, respectively, compared to fiscal 1998 first quarter net income of $102,000, or $0.01 per share.


FINANCIAL CONDITION

       Net cash used for operating activities was $11.1 million in the first three months of fiscal 1999 compared to $8.7 million used for operating activities in the same period in fiscal 1998. First quarter net cash used for operating activities was the result of increases in current assets and liabilities in the ordinary course of business during the period. Inventory increased $27.0 million due to the fall harvest of the Company's crop, the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANAL
         CONDITION AND RESULTS OF OPERATIONS (CONT.)


purchase of 190,000 barrels of raw cranberries from other independent cranberry growers and increased raw materials and finished goods inventories to support increased branded juice sales. Accounts payable increased $13.3 million primarily due to contract installment payments due independant cranberry growers for the purchase of their raw cranberries. Working capital increased $13.5 million to $63.0 million at November 30, 1998 compared to working capital of $49.5 million at August 31, 1998.

       Net cash used for investing activities decreased during the three-month period ended November 30, 1998 to $2.5 million from $2.6 million during the same period in the prior fiscal year. The decrease was principally the result of reduced property and equipment additions. First quarter fiscal 1999 property and equipment additions were $2.2 million compared to total property and equipment additions of $2.6 million in the first quarter of the prior year.

       Net cash provided by financing activities was $13.8 million in the three-month period ended November 30, 1998, compared to $11.4 million during the same period in the prior fiscal year. Our debt increased $14.4 million in the first quarter of fiscal 1999 primarily due to financing a $13.5 million increase in seasonal and growth working capital and $2.2 million for property and equipment additions. Working capital was $63.0 million at November 30, 1998 compared to working capital of $38.5 million at August 31, 1998. Our total debt (including current portion) was $82.5 million at November 30, 1998 for a total debt-to-equity ratio of 0.54 to 1 compared to total debt of $68.2 million and a total debt-to-equity ratio of 0.44 to 1 at August 31, 1998. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year, and we are currently negotiating to obtain a new credit facility. As of November 30, 1998, the principal amount outstanding under our revolving credit facility was $48.3 million, with an additional $46.7 million available under our credit facilities with a syndicate of regional banks until December 2000. We believe our credit facilities, together with cash generated from operations, are sufficient to fund our ongoing operational needs over the remainder of fiscal 1999.

       On December 30, 1998, we completed the acquisition of the juice division of Seneca Foods Corporation. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; warehousing in Michigan; and a grape receiving station in New York. The purchase price for the acquisition was approximately $28.3 million in cash, subject to adjustment based on the final value of the "net assets" we acquired. The purchase price was borrowed under our revolving credit facility. Any adjustment to the purchase price will also be borrowed under our revolver.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANAL
         CONDITION AND RESULTS OF OPERATIONS (CONT.)



--------------------------------------------------------------------------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain matters discussed in this 10-Q are "forward-looking statements," including statements about the Company's future plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. They can generally be identified because the context of such statements will include words such as "believes," "anticipates," "expects" or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (i) development, market share growth and continued consumer acceptance of the Company's branded juice products; (ii) integration of the operations of Minot Food Packers, Inc., acquired in fiscal 1998, and the juice division of Seneca Foods Corporation, acquired in fiscal 1999; (iii) strategic actions of Northland's competitors in pricing, marketing and advertising; (iv) risks associated with the turning of the year 2000; and (v) agricultural factors affecting Northland's crop. Readers should consider these risks and factors and the impact they may have when evaluating these forward-looking statements. These statements are based only on management's knowledge and expectations on the date of this Form 10-Q. The Company will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

 a.      Exhibits

         Exhibit 27 - Financial Data Schedule

 b.      Form 8-K

       No reports on Form 8-K were filed by the Company during the quarterly period to which this Form 10-Q relates. The Company filed a Form 8-K, dated December 30, 1998, relating to its acquisition of the juice division of Seneca Foods Corporation, on January 13, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.

                                                 NORTHLAND CRANBERRIES, INC.

DATE: January 13, 1999                           By: /s/ John Pazurek
                                                 ----------------------------
                                                 John Pazurek
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                         Description

   27                               Financial Data Schedule