Form 10-Q
period 1999-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 1999-04-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 0-16130

                           NORTHLAND CRANBERRIES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                Wisconsin                                     39-1583759
--------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
 of Incorporation or organization)                       Identification No.)

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

Class A Common Stock           March 31, 1999                        19,721,686
-------------------------------------------------------------------------------

Class B Common Stock           March 31, 1999                           636,202
-------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.       FINANCIAL INFORMATION                                       Page

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets..........................3

              Condensed Consolidated Statements of Operations..............4-5

              Condensed Consolidated Statements of Cash Flow.................6

              Notes to Condensed Consolidated
                     Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................8-10

PART II.      OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders...........11

     Item 6.  Exhibits and Reports on Form 8-K..............................12

              SIGNATURE.....................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                              (Unaudited)
                                              February 28,       August 31,
                                                  1999              1998
                                             ------------     -------------
Current assets:
     Cash and cash equivalents                $      972       $       633
     Accounts and notes receivable                30,104            22,422
     Inventories                                  88,462            43,811
     Other                                         4,144             1,942
     Deferred income taxes                         2,490             2,490
                                             ------------     -------------
         Total current assets                    126,172            71,298
                                             ------------     -------------

Property and equipment - at cost                 199,300           181,994
     Less accumulated depreciation                33,481            29,795
         Net property and equipment              165,819           152,199

Investments and other assets                       2,222             2,151
Goodwill and trademarks                           37,436            25,224
                                             ------------     -------------
Total assets                                  $  331,649       $   250,872
                                             ============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $   18,507       $     9,995
     Accrued liabilities                          13,612             7,924
     Current portion of long-term debt             3,942             3,892
                                             ------------     -------------
         Total current liabilities                36,061            21,811

Long-term debt                                   131,581            64,276
Deferred income taxes                             10,929            10,915
                                             ------------     -------------
         Total liabilities                       178,571            97,002
                                             ------------     -------------

Shareholders' equity:
     Common stock - Class A                          192               191
     Common stock - Class B                            6                 6
     Additional paid-in capital                  145,074           144,477
     Retained earnings                             7,806             9,196
                                             ------------     -------------
         Total shareholders' equity              153,078           153,870
                                             ------------     -------------
Total liabilities and shareholders' equity    $  331,649       $   250,872
                                             ============     =============

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                          For the 3 months
                                                          ended February 28,
                                                         1999            1998
                                                      ---------       ---------


Revenues                                              $  54,955       $  30,296

Cost of sales                                            34,730          17,203
                                                      ---------       ---------

Gross profit                                             20,225          13,093

Costs and expenses:

     Selling, general and administrative                 18,108          10,971

     Interest                                             1,987           1,910
                                                      ---------       ---------

         Total costs and expenses                        20,095          12,881

Income before income taxes                                  130             212

Income taxes                                                 63              97
                                                      ---------       ---------

Net income                                            $      67       $     115
                                                      =========       =========

Basic income per share                                $    0.00       $    0.01
                                                      =========       =========

Diluted income per share                              $    0.00       $    0.01
                                                      =========       =========

      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                         For the 6 months
                                                         ended February 28,
                                                        1999            1998
                                                     ---------      ---------


Revenues                                             $  89,337      $  48,727

Cost of sales                                           55,234         26,017
                                                     ---------      ---------

Gross profit                                            34,103         22,710

Costs and expenses:

     Selling, general and administrative                30,470         18,975

     Interest                                            3,290          3,342
                                                     ---------      ---------

         Total costs and expenses                       33,760         22,317
                                                     ---------      ---------

Income before income taxes                                 343            393

Income taxes                                               155            176
                                                     ---------      ---------

Net income                                           $     188      $     217
                                                     =========      =========

Basic income per share                               $    0.01      $    0.02
                                                     =========      =========

Diluted income per share                             $    0.01      $    0.02
                                                     =========      =========


      See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                                                            For the 6 months
                                                                                            ended February 28,
                                                                                         1999                1998
                                                                                     ---------           ---------
Cash flows from operating activities:
     Net income                                                                      $     188           $     217
     Adjustments to reconcile net income to net cash
         provided by (used for) operating activities:
              Depreciation and amortization                                              4,174               3,158
              Changes in assets and liabilities:
                  Receivables and other current assets                                  (9,835)             (9,281)
                  Inventories                                                          (28,397)            (10,960)
                  Accounts payable and accrued expenses                                  1,821               4,468
                  Deferred income taxes                                                    187                 128
                                                                                     ---------           ---------
                         Net cash used for operating
                            activities                                                 (31,862)            (12,270)
                                                                                     ---------           ---------

Investing activities:
     Acquisition of business                                                           (29,281)                  0
     Property and equipment additions, net                                              (3,737)             (4,265)
     Other                                                                                (518)               (120)
                                                                                     ---------           ---------
                   Net cash used for investing
                      activities                                                       (33,536)             (4,385)
                                                                                     ---------           ---------

Financing activities:
     Increase in debt                                                                   66,990              17,851
     Dividends paid                                                                     (1,577)             (1,104)
     Exercise of stock options                                                             359                  57
     Other                                                                                 (35)               (173)
                   Net cash provided by financing
                       activities                                                       65,737              16,631

Net increase (decrease) in cash and cash equivalents                                       339                 (24)

Cash and cash equivalents:
     Beginning of period                                                                   633                 231
                                                                                     ---------           ---------

     End of period                                                                   $     972           $     207
                                                                                     =========           =========

Supplemental disclosures of cash flow information: Cash paid for:
         Interest (net of amount capitalized)                                        $   3,178           $   3,385
                                                                                     =========           =========
      See accompanying notes to condensed consolidated financial statements


                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     BASIS OF PRESENTATION


       The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 1999, and its results of operations and cash flows for the three- and six-month periods ended February 28, 1999 and 1998, respectively. The Company's consolidated balance sheet as of August 31, 1998 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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


NOTE 2     ACQUISITIONS

       On December 29, 1998, the Company completed the acquisition of the juice division of Seneca Foods Corporation. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; warehousing in Michigan; and a grape receiving station in New York. The preliminary purchase price for the acquisition was approximately $29.3 million in cash based on the value of "net assets" purchased.

       On March 1, 1999, in the Company's fiscal third quarter, the Company acquired from Congress Financial Corporation (Northwest) certain assets formerly owned by Clermont, Inc., a producer and seller of cranberry and other fruit concentrates, for $6.9 million in cash and 367,287 shares of the Company's Class A Common Stock with a value of $3.0 million on the date of closing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Total revenues for the three months ended February 28, 1999 were $55.0 million, an 81.5% increase over revenues of $30.3 million in the prior year's second quarter. Revenues for the six-month period ended February 28, 1999 increased 83.4% to $89.3 million from $48.7 million during the same period in fiscal 1998. The increased fiscal 1999 revenues were primarily due to private label sales generated by our recently acquired subsidiary, Minot Food Packers, Inc., and the business activity associated with the former eastern juice division of Seneca Foods Corporation, which we acquired on December 29, 1998. Sales of our Northland brand 100% juice products also contributed to the increased revenues. Trade industry data for the 12-week period ended February 28, 1999, shows that our Northland brand 100% juice products achieved a 12.8% market share of supermarket shelf-stable cranberry beverages on a national basis, up slightly from a 12.7% market share for the same period last year. We continue to experience intense competition in our efforts to develop private label accounts and sales of concentrate and bulk frozen fruit.

       Cost of sales for the second quarter of fiscal 1999 was $34.7 million compared to $17.2 million for the second quarter of fiscal 1999, resulting in gross margins of 36.8% and 43.2% in each respective period. Cost of sales for the six-month period ended February 28, 1999 was $55.2 million compared to $26.0 million in the same period in fiscal 1998 with gross margins of 38.2% and 46.6%, respectively. The decrease in gross margin in fiscal 1999 was primarily due to our changing product mix. Fiscal 1999 revenues included a significant amount of lower margin private label sales due to the acquisition of Minot Food Packers, Inc. compared to minimal private label sales in fiscal 1998. Our gross margins during the remainder of fiscal 1999 will be dependent upon our product mix and existing market conditions.

       Selling, general and administrative expenses were $18.1 million, or 33.0% of total revenues, for the three-month period ended February 28, 1999 compared to $11.0 million, or 36.2%of total revenues in the prior year's second fiscal quarter. Selling, general and administrative expenses were $30.5 million, or 34.1% of total revenues, for the six-month period ended February 28, 1999, compared to $19.0 million, or 38.9% of total revenues, during the same period in the prior fiscal year. This increase in selling, general and administrative expenses was primarily attributable to (i) costs related to our aggressive marketing campaign to support the development and growth of our Northland brand 100% juice products; (ii) expenses to support private label sales generated by our recently acquired subsidiary, Minot Food Packers, Inc.; and (iii) expenses to support our newly acquired Seneca brand. We plan to continue to aggressively promote our juice products throughout the fiscal year.

       Interest expense was $2.0 million and $3.3 million for the three- and six-month periods ended February 28, 1999 compared to $1.9 million and $3.3 million during the same periods in fiscal 1998. Consistent with expectations given our aggressive promotional activity in support of our branded juice products, net income and per share earnings for the three- and six-month periods ended February 28, 1999 were $67,000, or

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONT.)


$0.00 per share, and $188,000, or $0.02 per share, respectively, from fiscal 1998 second quarter and first half net income and per share earnings of $115,000, or $0.01 per share, and $217,000, or $0.02 per share, respectively.

FINANCIAL CONDITION

       Net cash used for operating activities was $31.9 million in the first six months of fiscal 1999 compared to $12.3 million used for operating activities in the same period in fiscal 1998. Net cash used for operating activities during the first six months of fiscal 1999 was the result of increases in current assets and liabilities in the ordinary course of business during the period. Inventory increased $28.4 million due to the fall harvest of the Company's crop, the purchase of raw cranberries from other independent cranberry growers and increased raw materials and finished goods inventories to support increased branded juice sales. Accounts receivable and other current assets increased $9.8 million primarily due to accounts receivable generated from operating the recently acquired Seneca juice business. Working capital increased $40.6 million to $90.1 million at February 28, 1999 compared to working capital of $49.5 million at August 31, 1998. Our current ratio increased to 3.5 to 1.0 from 3.3 to 1.0 at August 31, 1998.

       Net cash used for investing activities increased during the six-month period ended February 28, 1999 to $33.5 million from $4.4 million during the same period in the prior fiscal year. The increase was principally the result of the acquisition of the eastern juice division of Seneca Foods Corporation on December 29, 1998 for approximately $29.3 million.

       Net cash provided by financing activities was $65.7 million in the six-month period ended February 28, 1999, compared to $16.6 million during the same period in the prior fiscal year. Our debt increased $67.0 million in the first six months of fiscal 1999 primarily due to financing the acquisition of the Seneca juice business, and seasonal and growth working capital needs. Working capital was $90.1 million at February 28, 1999 compared to working capital of $49.5 million at August 31, 1998. Our total debt (including current portion) was $135.5 million at February 28, 1999 for a total debt-to-equity ratio of 0.89 to 1.00 compared to total debt of $68.2 million and a total debt-to-equity ratio of 0.44 to 1.00 at August 31, 1998. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year. On March 15, 1999, we entered into a new credit facility with a syndicate of regional banks to refinance our existing bank credit facility and increase our revolving line of credit availability to $140 million until March 2002. As of February 28, 1999, the principal amount outstanding under our new revolving credit facility was $112.3 million, with an additional $27.7 million available under our credit facilities. We believe our credit facilities, together with cash generated from operations, are sufficient to fund our ongoing operational needs over the remainder of fiscal 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONT.)


       On December 29, 1998 we completed the acquisition of the juice division of Seneca Foods Corporation. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; a warehouse facility in Michigan; and a grape receiving station in New York. The purchase price for the acquisition was approximately $29.3 million in cash, based on the value of the "net assets" we acquired. The preliminary purchase price was borrowed under our revolving credit facility.

       On March 1, 1999 we acquired certain assets from Congress Financial Corporation (Northwest) which were formerly owned by Clermont, Inc., a producer and seller of cranberry and other fruit concentrates, for $6.9 million in cash and 367,287 shares of Northland's Class A Common Stock with a value of $3.0 million on the date of closing. The assets acquired include a concentrating facility in Cornelius, Oregon; certain equipment; and inventory consisting of cranberry and other fruit concentrates.




--------------------------------------------------------------------------------


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

              Certain matters discussed in this Form 10Q are "forward-looking statements," including statements about the Company's future plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. They can generally be identified because the context of such statements will include words such as "believes," "anticipates," "expects," or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (I) development, market share growth and continued consumer acceptance of the Company's branded juice products; (ii) integration of the operations of Minot Food Packers, Inc., acquired in fiscal 1998, and the juice division of Seneca Foods Corporation, acquired on December 29, 1998; (iii) strategic actions of Northland's competitors in pricing, marketing and advertising; and (iv) agricultural factors affecting Northland's crop and the crop of other North American growers. These and other risks and factors that should be considered are further set forth in the Company's Form S-3 Registration Statement (No. 333-53173) filed with the Securities and Exchange Commission on May 20, 1998. Readers should consider these risks and factors and the impact they may have when evaluating these forward-looking statements. These statements are based only on management's knowledge and expectations on the date of this Form 10-Q. The Company will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       At the Company's annual meeting of shareholders held on January 6, 1999, John C. Seramur, Jeffrey J. Jones, John Swendrowski, Patrick F. Brennan, Robert
E. Hawk, LeRoy J. Miles and Pat Richter were elected as directors of the Company for terms expiring at the 2000 annual meeting of shareholders and until their successors are duly qualified and elected. As of the November 25, 1998 record date for the annual meeting, 19,115,484 shares of Class A Common Stock and 636,202 shares of Class B Common Stock were outstanding and eligible to vote. Of these, 17,807,827 shares of Class A Common Stock and all shares of Class B Common Stock voted at the meeting in person or by proxy. Class A shares are entitled to one vote each, while Class B shares are entitled to three votes each. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                                 Shares
   Name of Nominee                Shares Voted For         Withholding Authority
   ---------------                ----------------         ---------------------
   John C. Seramur                  19,662,016                   54,417
   Jeffrey J. Jones                 19,665,966                   50,467
   John Swendrowski                 19,661,461                   54,972
   Patrick F. Brennan               19,662,316                   54,117
   Robert E. Hawk                   19,667,270                   49,163
   LeRoy J. Miles                   19,666,816                   49,617
   Pat Richter                      19,659,386                   57,117

       The tabulation votes for the election of directors resulted in no broker non-votes or abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

       Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

b.     Form 8-K

       We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 1999 and the third quarter of fiscal 1999 through the date of this Quarterly Report on Form 10-Q:


DATE FILED              DATE OF REPORT                         ITEM
----------              --------------                         -----

March 15, 1999          December 30, 1998            Item 7 - Financial Statements
                                                     related to the Acquisition of Juice
                                                     Division of Seneca Foods
                                                     Corporation

January 13, 1999        December 30, 1998            Item 2 - Acquisition of Juice
                                                     Division of Seneca Foods
                                                     Corporation


                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.

                                            NORTHLAND CRANBERRIES, INC.

DATE: April 14, 1999                        By: /s/ John Pazurek
                                            John Pazurek
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description

(10) Credit Agreement, dated as of March 15, 1999, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank Milwaukee, N.A. as Agent.

(27)           Financial Data Schedule