Form 10-Q
period 1999-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 1999-07-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             May 31, 1999
                               --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Class A Common Stock                  June 30, 1999                 19,632,871


Class B Common Stock                  June 30, 1999                    636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.        FINANCIAL INFORMATION                                      Page

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets.........................3

               Condensed Consolidated Statements of Operations.............4-5

               Condensed Consolidated Statements of Cash Flow................6

               Notes to Condensed Consolidated
                    Financial Statements.....................................7

   Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................8-10

PART II.       OTHER INFORMATION

   Item 2.     Changes in Securities and Use of Proceeds....................11

   Item 6.     Exhibits and Reports on Form 8-K.............................12

               SIGNATURE....................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                       (Unaudited)
                                                         May 31,    August 31,
                                                          1999         1998
                                                      -----------   ----------

Current assets:
   Cash and cash equivalents                          $       242   $      633
   Accounts and notes receivable                           28,893       22,422
   Inventories                                            102,557       43,811
   Other                                                    2,951        1,942
   Deferred income taxes                                    2,646        2,490
                                                      -----------   ----------
      Total current assets                                137,289       71,298
                                                      -----------   ----------

Property and equipment - at cost                          204,863      181,994
   Less accumulated depreciation                           35,441       29,795
                                                      -----------   ----------
      Net property and equipment                          169,422      152,199

Investments and other assets                                2,835        2,151
Goodwill and trademarks                                    38,921       25,224
                                                      -----------   ----------

Total assets                                          $   348,467   $  250,872
                                                      ===========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $    19,262   $    9,995
   Accrued liabilities                                     12,275        7,924
   Current portion of long-term debt                        2,326        3,892
                                                      -----------   ----------
      Total current liabilities                            33,863       21,811

Long-term debt                                            144,897       64,276
Deferred income taxes                                      12,153       10,915
                                                      -----------   ----------
      Total liabilities                                   190,913       97,002
                                                      -----------   ----------

Shareholders' equity:
   Common stock - Class A                                     194          191
   Common stock - Class B                                       6            6
   Additional paid-in capital                             148,543      144,477
   Retained earnings                                        8,811        9,196
                                                      -----------   ----------
      Total shareholders' equity                          157,554      153,870
                                                      -----------   ----------

Total liabilities and shareholders' equity            $   348,467   $  250,872
                                                      ===========   ==========

     See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                           For the 3 months
                                                              ended May 31,
                                                          1999         1998
                                                      -----------   ----------

Revenues                                              $    70,895   $   26,418

Cost of sales                                              47,314       14,695
                                                      -----------   ----------

Gross profit                                               23,581       11,723

Costs and expenses:

   Selling, general and administrative                     17,968        9,086

   Interest                                                 2,614        1,962
                                                      -----------   ----------

      Total costs and expenses                             20,582       11,048
                                                      -----------   ----------

Income before income taxes                                  2,999          675

Income taxes                                                1,184          276
                                                      -----------   ----------

Net income                                            $     1,815   $      399
                                                      ===========   ==========


Basic income per share                                $      0.09   $     0.03
                                                      ===========   ==========

Diluted income per share                              $      0.09   $     0.03
                                                      ===========   ==========

     See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                          For the 9 months
                                                             ended May 31,
                                                        1999         1998
                                                      -----------   ----------


Revenues                                              $   160,232   $   75,145

Cost of sales                                             102,548       40,712
                                                      -----------   ----------

Gross profit                                               57,684       34,433

Costs and expenses:

   Selling, general and administrative                     48,438       28,062

   Interest                                                 5.904        5,303
                                                      -----------   ----------

      Total costs and expenses                             54,342       33,365
                                                      -----------   ----------

Income before income taxes                                  3,342        1,068

Income taxes                                                1,339          452
                                                      -----------   ----------

Net income                                            $     2,003   $      616
                                                      ===========   ==========


Basic income per share                                $      0.10   $     0.04
                                                      ===========   ==========

Diluted income per share                              $      0.10   $     0.04
                                                      ===========   ==========

     See accompanying notes to condensed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                           For the 9 months
                                                              ended May 31,
                                                         1999           1998
                                                      -----------   ----------

Cash flows from operating activities:
   Net income                                         $     2,003   $      616
   Adjustments to reconcile net income to net
    cash used for operating activities:
         Depreciation and amortization                      6,499        4,788
         Changes in assets and liabilities:
            Receivables and other current assets           (7,296)      (3,122)
            Inventories                                   (35,613)     (14,778)
            Accounts payable and accrued expenses             916        2,107
            Deferred income taxes                             978          452
                                                      -----------   ----------

                 Net cash used for operating
                    activities                            (32,513)      (9,937)
                                                      -----------   ----------

Investing activities:
   Acquisition of business                                (37,613)           0
   Property and equipment additions, net                   (6,186)      (5,430)
   Other                                                     (494)        (318)
                                                      -----------   ----------
                 Net cash used for investing
                    activities                            (44,293)      (5,748)
                                                      -----------   ----------

Financing activities:
   Increase in debt                                        78,690       17,467
   Dividends paid                                          (2,385)      (1,657)
   Exercise of stock options                                  359           59
   Other                                                     (249)        (173)
                                                      -----------   ----------
                 Net cash provided by financing
                    activities                             76,415       15,696
                                                      -----------   ----------

Net increase (decrease) in cash and cash equivalents         (391)          11

Cash and cash equivalents:
   Beginning of period                                        633          231
                                                      -----------   ----------
   End of period                                      $       242   $      242
                                                      ===========   ==========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest (net of amount capitalized)            $     5,227   $    4,855
                                                      ===========   ==========



     See accompanying notes to condendsed consolidated financial statements

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      BASIS OF PRESENTATION


       The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 1999, and its results of operations and cash flows for the three- and nine-month periods ended May 31, 1999 and 1998, respectively. The Company's consolidated balance sheet as of August 31, 1998 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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


NOTE 2      ACQUISITIONS

       On December 29, 1998, the Company completed the acquisition of the juice division of Seneca Foods Corporation. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; warehousing in Michigan; and a grape receiving station in New York. The preliminary purchase price for the acquisition was approximately $29.3 million in cash and is subject to subsequent adjustment based on the value of "net assets" purchased.

       On March 1, 1999, the Company acquired from Congress Financial Corporation (Northwest) certain assets formerly owned by Clermont, Inc., a producer and seller of cranberry and other fruit concentrates, for $6.9 million in cash and 367,287 shares of the Company's Class A Common Stock with a value of approximately $3.0 million on the date of closing.

ITEM 2.     MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
            CONDITION   AND   RESULTS   OF   OPERATIONS


RESULTS OF OPERATIONS

       Total revenues for the three months ended May 31, 1999 were $70.9 million, an increase of 168% over revenues of $26.4 million in the prior year's third quarter. Revenues for the nine-month period ended May 31, 1999 increased 113% to $160.2 million from $75.1 million during the same period in fiscal 1998. The increased fiscal 1999 revenues were primarily due to sales generated as a result of our two recently completed major acquisitions, representing sales of Seneca juice products, private label products and co-packing production. On December 29, 1998, we acquired the juice division of Seneca Foods Corporation and in July 1998 we acquired Minot Food Packers, Inc. Sales of our Northland brand 100% juice products also contributed to the increased revenues. Trade industry data for the 12-week period ended May 23, 1999 showed that our Northland brand 100% juice products achieved a 13.4% market share of supermarket shelf-stable cranberry beverages on a national basis, up from a 12.8% market share for the previous 12-week period ended February 28, 1999. We continue to experience intense competition in our efforts to develop private label accounts and sales of concentrate and bulk frozen fruit.

       Cost of sales for the third quarter of fiscal 1999 was $47.3 million compared to $14.7 million for the third quarter of fiscal 1998, resulting in gross margins of 33.3% and 44.4% in each respective period. Cost of sales for the nine-month period ended May 31, 1999 was $102.5 million compared to $40.7 million in the same period in fiscal 1998 with gross margins of 36.0% and 45.8%, respectively. The decrease in gross margins in fiscal 1999 was primarily due to our changing product mix. Fiscal 1999 revenues included a significant amount of lower margin private label sales and contract co-packing revenues compared to minimal private label sales and no co-packing sales in fiscal 1998. Our gross margins during the remainder of fiscal 1999 will be dependent upon our product mix and existing market conditions, but likely will be lower than gross margins for last year's comparable period.

       Selling, general and administrative expenses were $18.0 million, or 25.3% of total revenues, for the three-month period ended May 31, 1999 compared to $9.1 million, or 34.4% of total revenues, in the prior year's third fiscal quarter. Selling, general and administrative expenses were $48.4 million, or 30.2% of total revenues, for the nine-month period ended May 31, 1999, compared to $28.1 million, or 37.3% of total revenues, during the same period in the prior fiscal year. This increase in the dollar amount of selling, general and administrative expenses was primarily attributable to (i) expenses to support our newly acquired Seneca brand; (ii) expenses to support private label sales generated by our recently acquired subsidiary, Minot Food Packers, Inc.; and
(iii) costs related to our aggressive marketing campaign to support the development and growth of our Northland brand 100% juice products. As a result of the recent market share gains of our Northland 100% juice line, the acceptance by the grocery trade of our new Seneca cranberry drinks, and current conditions within the cranberry beverage category, we have decided to accelerate approximately $5 million of media and trade spending into our fourth quarter of fiscal 1999 instead of waiting until the first quarter of fiscal 2000 as previously planned.

ITEM 2.     MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
            CONDITION   AND   RESULTS   OF   OPERATIONS (CONT.)


       Interest expense was $2.6 million and $5.9 million for the three- and nine-month periods ended May 31, 1999 compared to $2.0 million and $5.3 million during the same periods in fiscal 1998. Consistent with expectations given our aggressive promotional activity in support of our branded juice products, net income and per share earnings for the three- and nine-month periods ended May 31, 1999 were $1.8 million, or $0.09 per share, and $2.0 million, or $0.10 per share, respectively, up from fiscal 1998 third quarter and fiscal 1998 net income and per share earnings of $399,000, or $0.03 per share, and $616,000, or $0.04 per share, respectively.

       With the exception of our accounting and distribution/order tracking functions, our operations are not heavily dependent on internal computer software or embedded systems. Our internal accounting and distribution hardware and software system was replaced in fiscal 1997 at a cost of approximately $350,000. That system has been fully tested at all of our facilities and we believe it to be Year 2000 compliant in all material respects.

       We do not rely heavily on third party vendors whose potential Year 2000 noncompliance would have a material adverse effect on our results of operations. As a result, we are not conducting compliance audits of third party vendors for Year 2000 readiness. While we currently use co-packers to perform some of our bottling operations, we believe their potential failure to be Year 2000 compliant would not be material to our operations because of availability of other vendors who can perform similar functions, as well as our ability to perform our own bottling operations using facilities we acquired in the Minot and Seneca acquisitions. We also rely on third party vendors to supply us with plastic bottles, caps and cartons. If these vendors are not Year 2000 compliant, we may experience temporary decreases in inventory until new vendors are located. However, we do not believe this would have a material adverse effect on our results of operations.

FINANCIAL CONDITION

       Net cash used for operating activities was $32.5 million in the first nine months of fiscal 1999 compared to $9.9 million in the same period in fiscal 1998. Net cash used for operating activities during the first nine months of fiscal 1999 was the result of increases in current assets and liabilities in the ordinary course of business during the period. Inventory increased $35.6 million due to the fall harvest of our crop, our purchase of raw cranberries from other independent cranberry growers and increased raw materials and finished goods inventories to support our increased branded and private label juice sales. Accounts receivable and other current assets increased $7.2 million primarily due to accounts receivable generated from operating the recently acquired Seneca juice business. Working capital increased $53.9 million to $103.4 million at May 31, 1999 compared to working capital of $49.5 million at August 31, 1998. Our current ratio increased to 4.1 to 1.0 from 3.3 to 1.0 at August 31, 1998.

       Net cash used for investing activities increased during the nine-month period ended May 31, 1999 to $44.3 million from $5.7 million during the same period in the prior fiscal year. The increase was principally the result of our acquisition of Seneca's juice division and our acquisition from Congress Financial Corporation of certain assets formerly owned by Clermont, Inc.

       Net cash provided by financing activities was $76.4 million in the nine-month period ended May 31, 1999, compared to $15.7 million during the same period in the prior fiscal year. Our debt increased $78.7 million in the first nine months of fiscal 1999 primarily due to financing our acquisitions and our seasonal and growth working capital needs. Our total debt (including current portion) was $147.2 million at May 31, 1999 for a total debt-to-equity ratio of
0.93 to 1.00 compared to total debt of $68.2 million and a total debt-to-equity ratio of 0.44 to 1.00 at August 31, 1998. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year. On March 15, 1999, we entered into a new credit facility with a syndicate of regional banks to refinance our existing bank credit facility

ITEM 2.     MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
            CONDITION   AND   RESULTS   OF   OPERATIONS (CONT.)


and increase our revolving line of credit availability to $140 million until March 2002. As of May 31, 1999, the principal amount outstanding under our new revolving credit facility was $120.3 million, with an additional $19.7 million available under our credit facilities. We believe our existing credit facilities, together with cash generated from operations, are sufficient to fund our ongoing operational needs for the remainder of fiscal 1999.

       On December 29, 1998 we completed the acquisition of Seneca's juice division. The purchase included bottling and packaging facilities located in New York, North Carolina and Wisconsin; a warehouse facility in Michigan; and a grape receiving station in New York. The preliminary purchase price for the acquisition was approximately $29.3 million in cash, based on the value of the "net assets" we acquired. The purchase price was borrowed under our revolving credit facility.

       On March 1, 1999 we acquired certain assets from Congress Financial Corporation (Northwest) which were formerly owned by Clermont, Inc., a producer and seller of cranberry and other fruit concentrates, for $6.9 million in cash and 367,287 shares of Northland's Class A Common Stock with a value of approximately $3.0 million on the date of closing. The assets acquired include a concentrating facility in Cornelius, Oregon; certain equipment; and inventory consisting of cranberry and other fruit concentrates.

--------------------------------------------------------------------------------

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

              Certain matters discussed in this Form 10-Q are "forward-looking statements," including statements about the Company's future plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. They can generally be identified because the context of such statements will include words such as "believes, "anticipates," "expects," or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (I) development, market share growth and continued
       consumer acceptance of the Company's branded juice products; (ii) integration of the operations of Minot Food Packers, Inc., acquired in fiscal 1998, and the juice division of Seneca Foods Corporation, acquired on December 29, 1998; (iii) strategic actions of Northland's competitors in pricing, marketing and advertising; and (iv) agricultural factors affecting Northland's crop and the crop of other North American growers. These and other risks and factors that should be considered are further set forth in the Company's Form S-3 Registration Statement (No. 333-53173) filed with the Securities and Exchange Commission on May 20, 1998. Readers should consider these risks and factors and the impact they may have when evaluating these forward-looking statements. These statements are based only on management's knowledge and expectations on the date of this Form 10-Q. The Company will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 2.     CHANGES IN SCURITIES AND USE OF PROCEEDS

       c. Pursuant to the terms of a Stock Purchase Agreement, dated as of April 21, 1999, by and among Northland Cranberries, Inc., Potomac Foods of Virginia, Inc., and the shareholders of Potomac signatories thereto, we purchased the stock of Potomac for $400,000 in cash and 90,000 unregistered shares of our Class A common stock. We issued the stock on April 22, 1999 in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

              We also issued 500 shares of newly-issued Class A common stock to Cindi Figg-Currier on April 26, 1999 in consideration of services Ms. Figg-Currier rendered for us in fiscal 1999. We issued the stock in reliance on the exemption from registration contained in
              Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

       Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

b.     Form 8-K

       We did not file any reports on Form 8-K during the quarterly period to which this Form 10-Q relates. On March 15, 1999, we filed an amendment to our Form 8-K dated December 30, 1998, relating to our acquisition of Seneca's juice division.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.

                                                NORTHLAND CRANBERRIES, INC.

DATE: July 15, 1999                             By: /s/ John Pazurek
                                                ----------------------------
                                                John Pazurek
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.      Description


 (27)            Financial Data Schedule