Form 10-K
period 1999-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 1999-11-24
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1999

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
         (State of other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)
              800 First Avenue South
                  P. O. Box 8020
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

                             Yes  [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 1999:
                                      $115,731,621

Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 24, 1999:

             Class A Common Stock, $.01 par value: 19,702,221 shares
              Class B Common Stock, $.01 par value: 636,202 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy  Statement for 2000 annual  meeting of  shareholders  scheduled to be held
January 5, 2000 (incorporated by reference into Part III, to the extent indicated therein).

1999 Annual Report to Shareholders (incorporated by reference into Parts II and IV, to the extent indicated therein).

                                     PART I

                Special Note Regarding Forward-Looking Statements

          We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including, without limitation, risks associated with (i) the development, market share growth and continued consumer acceptance of our branded juice products; (ii) the level of expenditures to build the brand name equity and consumer awareness of our Northland, Seneca and other branded product lines; (iii) strategic actions of our competitors in pricing, marketing and advertising; (iv) agricultural factors affecting our crop; and (v) the industry-wide supply of cranberries. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We will not necessarily update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations.

Item 1.   Business.
------    --------
                                     General

          We are a grower, processor and marketer of cranberries and branded and private label cranberry products and fruit beverages. Our products include:

          o Northland brand 100% juice cranberry blends, which we sell through supermarkets, drug store chains, mass merchandisers, club stores, foodservice outlets and convenience stores;

          o Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape, cranberry and orange juice products, and frozen juice concentrate products, including apple, grape, cranberry and orange juice products;

          o private label cranberry and other fruit drinks and other cranberry products, which we sell to retail and wholesale customers for sale under their own labels;

          o Northland brand fresh cranberries, which we sell to retail and wholesale customers;

          o Awake frozen orange-flavored concentrate; and

          o  cranberry  juice  concentrate,   cranberry  sauce,  single-strength
cranberry juice and frozen and whole sliced cranberries, which we sell to industrial and ingredient customers.

          We began our business in 1987 as a cranberry grower and member of the Ocean Spray Cranberries, Inc. marketing cooperative. In 1993, we left Ocean Spray and introduced Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In July 1998, we acquired Minot Food Packers, Inc., a manufacturer of private label cranberry and other fruit products. In fiscal 1999, we acquired the juice division of Seneca Foods Corporation, including the right to produce and sell Seneca brand products, Seneca's TreeSweet and Awake brand names, as well as additional processing, distribution and receiving facilities. As of September 12, 1999, our Northland branded juice products were available in all 50 states and in approximately 90% of supermarkets nationwide according to data compiled by Information Resources, Inc. ("IRI").

          We had several important achievements in fiscal 1999. Included among them:

          o we surpassed $236 million in total revenues, an increase of 110% over fiscal 1998;

          o we achieved a 12.8% dollar market share in the shelf-stable cranberry beverage market according to IRI data for the 12-weeks ended September 12, 1999, and were as high as 14.4% for the 12-weeks ended July 18, 1999;

          o we acquired the juice division of Seneca, giving us a presence in the shelf-stable apple and grape juice segments and the retail frozen juice concentrate category, improving our bottling and distribution network and furthering our ability to perform co-packing operations for other bottled beverage producers;

          o we completed the integration of the administration and operations of Minot and Seneca;

          o we successfully launched an enhanced Seneca juice product line which includes four new cranberry-flavored drinks, calcium fortification and a user-friendly, easy-grip bottle; and

          o we expanded our non-branded operations to focus on private label, contract packing, foodservice and industrial/ingredients sales, and increased our efforts to sell our products in alternative sales channels such as mass merchandisers, convenience stores and club stores.

          Several important factors contributed to the significant revenue and asset growth we achieved in fiscal 1999. Most significantly, we acquired several facilities from Seneca and had eight months of sales of Seneca, TreeSweet and Awake brand products included in fiscal 1999 total revenues. Also included in fiscal 1999 revenues was a full year of co-packing and private label revenue realized from our operation of the former Minot business. In fiscal 1999 we also acquired Potomac Foods of Virginia, Inc., a broker of fruit juice concentrates and other fruit products. We also purchased certain assets formerly owned by Clermont, Inc. including a concentrating facility in Cornelius, Oregon, certain equipment and inventory consisting of cranberry and other fruit concentrates. Finally, in addition to sales of Seneca brand products, we again experienced increased sales of our Northland 100% juice cranberry blends.

          We intend to continue growing our business in the next fiscal year by focusing our strategic efforts on:

          o increasing spending on our national marketing efforts, including continued national television advertising, to heighten consumer awareness of our branded products and how they are different from our competitors' products;

          o continuing our sales and trade promotion plan;

          o continuing to pursue alternative sales channels for our products, such as club stores and foodservice providers like restaurants, hospitals and schools;

          o strengthening our national food broker network; and

          o completing the national rollout of our enhanced line of Seneca cranberry drinks.

          In addition to producing and selling cranberry and other fruit products, we are the world's largest cranberry grower, with 25 cranberry producing marshes and 2,549 planted acres owned or operated in Wisconsin and Massachusetts as of November 24, 1999. As of that date, we also maintained multi-year crop purchase contracts with 55 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,995 planted acres.

                                Branded Products

     Products

          Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 and achieved national distribution in the summer of 1997. As of September 12, 1999, our Northland 100% juice cranberry blends were available in all 50 states and in about 90% of supermarkets nationwide. We currently produce and sell eight flavors, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry and cranberry strawberry. We have four bottle sizes available in general distribution, including 64-ounce and 46-ounce plastic bottles in supermarkets and 128-ounce plastic bottles and 16-ounce plastic bottle multi-packs in warehouse clubs. We intend to introduce a new 12-ounce size in convenience stores in early 2000.

          As a result of the Seneca acquisition, we now produce and sell several varieties of Seneca, TreeSweet and Awake brand products. Our primary Seneca brand products include shelf-stable bottled apple juice and 100% apple juice frozen concentrate. Seneca 100% apple juice frozen concentrate was the number one selling frozen apple juice brand in the nation in 1998 and is available in approximately 80% of the nation's supermarkets as of our fiscal year end. In fiscal 1999, we launched an enhanced Seneca shelf-stable apple and white grape juice product line that includes new labeling, a consumer-friendly easy-grip bottle and calcium fortification. We also introduced four new Seneca brand cranberry drinks, including cranberry cocktail, cranberry apple, cranberry raspberry and cranberry grape. This cranberry drink product line was available in approximately 33% of supermarkets nationwide as of the fiscal year end according to IRI data. The new cranberry products were designed to compete against other non-premium cranberry drink brands and to complement the Northland brand of 100% juice products. We also sell bottled and canned fruit beverages, including apple, grape and orange juice products, and frozen juice concentrate products, including apple, grape, cranberry and orange juice products, under the TreeSweet label, and frozen orange-flavored concentrate under the Awake label.

          In addition to Northland 100% juice cranberry blends and our Seneca, TreeSweet and Awake branded products, we also grow and package Northland brand fresh cranberries and sell them in 12-ounce plastic bags mainly to food retailers and wholesalers during the fall.

     Marketing

          Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends is to highlight the differences in flavor and juice content between Northland brand 100% juice cranberry blends and many of the competing products of Ocean Spray and others which have less than 100% juice.

          Our marketing strategy includes:

          o media advertising


                    - we used a national television advertising campaign in fiscal 1999 designed to appeal to and be seen by our target audience and to gain their awareness of our product, its 100% juice content, and the lesser juice content of many of our competitors' products. We will continue advertising on television in fiscal 2000 by again buying advertising time on daytime network shows and cable networks. We also utilized a new national magazine advertising campaign in fiscal 1999. We spent approximately $9 million on these types of media advertising in fiscal 1999 and intend to spend approximately $8-10 million on these types of media advertising in fiscal 2000. We intend to utilize a portion of that expense on consumer research to improve our awareness of consumer tastes and preferences; and

          o sales promotion

                    - we offer coupons to attract first-time buyers and give people who already drink Northland 100% juice cranberry blends incentive to purchase more of our products. In fiscal 2000, we intend to add the distribution of free samples in stores and in health clubs to our promotional program. We anticipate that our fiscal 2000 sales promotions will be consistent with fiscal 1999 levels.

          In fiscal 1999, we redesigned the Northland 100% juice label with the intention of making the Northland name more visible on the bottle and making the 100% juice content of the product more prominently shown. In fiscal 2000, we intend to introduce a more user friendly, easy-grip bottle to our family of Northland 100% juice products.

          Our branded juice marketing efforts are coordinated by our President-Branded Division, our Vice President-Marketing, three brand marketing managers and support staff personnel. Additionally, we established an integrated customer marketing department in fiscal 1999, consisting of teams specifically dedicated to the areas of category management, customer planning, forecasting and trade funds management. We also upgraded our information systems to improve our analysis of syndicated data, trade spending management and sales forecasting. We also employ our own creative services department, including a manager and three graphic designers, to help in marketing and promotional efforts, and use the services of an advertising agency to help us develop our marketing strategies.

     Sales

          Dollar sales of shelf-stable cranberry beverages continued to increase in fiscal 1999, and we anticipate they will continue to increase in fiscal 2000. We hope to realize increased sales of our branded juice products by:

          o continuing to expand sales of our Northland and Seneca brand products into alternative distribution channels such as supercenters, mass merchandisers, club stores and drug stores

               - in fiscal 1999, we made progress in introducing our brands into new distribution channels. We intend to introduce a new 12-ounce single-serve bottle into convenience stores and other distribution channels in fiscal 2000;

          o continuing our trade promotion plan

               - on a periodic basis, we offer discounts on our products to retailers and wholesalers to temporarily reduce the price of our products to consumers and to obtain store display features and retail advertisements. These efforts help to increase our product visibility and offer the consumer savings on our products. We anticipate that we will continue these trade promotion activities in fiscal 2000 at similar levels as fiscal 1999, and we expect to take advantage of trade promotional opportunities provided by our increased product offerings; and

          o continuing to increase distribution of our branded products into certain regional supermarkets where our products are not yet available.

          In fiscal 1999, in order to improve broker network management in supermarket sales, we divided our national sales territories among three area directors. We also established a national accounts sales team to develop the club store, mass merchandiser, convenience store and chain drug store channels.

          With the planned increase in consumer marketing spending discussed in "Marketing," above, we expect to spend approximately $60-70 million on advertising, promotion and slotting expenses in support of our brands in fiscal 2000. We use the term "slotting" to refer to fees that we pay to retailers in order to secure space on their shelves for our products. In fiscal 1999, we spent approximately $46 million on advertising, promotion and slotting.

          Our branded juice sales are coordinated by our Vice President-Sales and three area directors, as well as a sales coordinator and ten regional sales managers. In addition to their experience with our branded products to date, many of our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell's Soup Company, RJR Nabisco and Welch's. Our sales staff directs distribution and sale of our branded juice products through a network of independent food brokers throughout the United States.

     Competition

          The consumer cranberry product market is large and very competitive. Based on industry data, retail supermarket bottled shelf-stable cranberry beverage sales were approximately $800 million for the 52-weeks ended September 12, 1999. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets. Most of the markets in which we compete are dominated by Ocean Spray. Ocean Spray is an agricultural marketing cooperative which has certain protections under federal anti-trust laws. Ocean Spray has over 700 member-growers, accounting for approximately 70% of all cranberries grown in North America. Based on IRI data, for the 12-weeks ended September 12, 1999, Ocean Spray products represented approximately 50.6% of the supermarket shelf-stable cranberry beverage market, down from approximately 58.8% for the 12-weeks ended September 13, 1998. We had the second largest market share for the 12-weeks ended September 12, 1999 with 12.8%.

          Northland 100% juice cranberry blends compete with:

          o Ocean Spray's branded cranberry juice products;

          o branded cranberry juice products of other producers;

          o private label cranberry juice products; and

          o other juice and beverage products.

          Our Northland branded juice products are 100% juice cranberry blends. Many of our competitors' products are made up of much less than 100% juice. For example, Ocean Spray's Cranberry Juice Cocktail contains only up to 27% cranberry juice with the remainder being water and high fructose corn syrup. Like Ocean Spray, many other competitors' juices use sugar or corn syrup additives as sweeteners. We believe that we have an advantage over many of our competitors due to the perceived benefits of our 100% juice products. We also believe that the continued success of our branded juice products will depend on whether consumers will continue to think highly of its quality and taste compared to that of our competitors' products.

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

          The addition of the products we acquired in the Seneca acquisition allowed us to compete for the first time in fiscal 1999 in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks. Our principal competitors in the frozen juice concentrate market include several established brand names such as Welch's, TreeTop and Tropicana. Our principal competitors in the market for shelf-stable canned fruit juices and drinks include Mott's and Minute Maid. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. Ocean Spray does not compete in either the frozen juice concentrate market or the shelf-stable canned fruit juice market.

                              Non-Branded Products

     Products and Services

          In addition to our branded products we discussed above, we also sell several non-branded products and services. Our non-branded products generally include:

          o private label and foodservice cranberry juice cocktail and blended cranberry juice products;

          o private label and foodservice apple, orange, pineapple, grape, grapefruit and lemon juice;

          o industrial cranberry concentrate;

          o jellied and whole cranberry sauce;

          o frozen and whole sliced cranberries;

          o single-strength cranberry juice;

          o sports drinks; and

          o ready-to-drink teas.

          Our major non-branded products are private label cranberry juice, particularly cranberry juice cocktail and blended cranberry juice products, and other fruit juices. We use the term "private label" to refer to products which we manufacture and sell to customers who sell those products to consumers under their own non-branded labels. In fiscal 1999, we substantially increased sales of private label cranberry sauce over fiscal 1998 levels. We were able to realize substantially increased sales of private label products in fiscal 1999 primarily as a result of a full year of operations of the business we acquired from Minot and approximately eight months of operations of the business we acquired from Seneca.

          We established our foodservice business in fiscal 1999 by expanding on the established foodservice customer base we acquired in the Seneca acquisition. Our foodservice business manufactures and markets juice and cranberry sauce products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, airlines, schools and hospitals. We offer our foodservice products in a variety of sizes and package them under our own Meadow Valley label, the customer's own label, or under our other brand labels such as Northland, Seneca or TreeSweet.

          In  addition  to  our  foodservice  business,  we  also  offer  frozen cranberries, single-strength cranberry juice, cranberry concentrate, fruit purees and northeastern Concord grape and other juice concentrates to industrial/ingredients customers. We expanded our industrial/ingredients operations in fiscal 1999 through the acquisition of an additional concentrate facility in Cornelius, Oregon as well as the acquisition of Potomac Foods of Virginia, Inc., a broker of fruit juices and other fruit products, and the addition of associated management personnel.

          In addition to sales of non-branded products we described above, we also offer certain services to our customers through our non-branded operations. The most significant of those services in fiscal 1999 was co-packing. We use the term "co-packing" to refer to the manufacture of products for other marketing companies for eventual distribution and sale under those entities' labels. Our acquisition of Minot gave us our first bottling facility along with bottling expertise. That expertise and bottling facility, combined with Minot's established customer base and the facilities and customer base we acquired in the Seneca acquisition, allowed us to recognize substantially increased revenues from providing co-packing services to customers in fiscal 1999. Continued growth of our co-packing services represents a key element in our overall business strategy.

     Marketing and Sales

          Our marketing and sales efforts for our non-branded products are different from our efforts for our branded products. This is mainly because we market our branded products directly to the consumer, while we sell non-branded products to retail and other customers who then either market those products under their own labels or use those products to make other consumer products. As a result, our non-branded marketing efforts do not include media advertising or other traditional branded product marketing support. Rather, we market our private label products three primary ways:

               o We compete on the basis of strong historical supplier relationships and quality assurance. Many sellers of private label products maintain relationships with their historical suppliers. The Minot and Seneca acquisitions provided us with a longstanding private label customer base. Because we are able to perform our own bottling operations, we can also provide better quality assurance to our private label customers.

               o We offer product variety to retail customers. Since we work with retail buyers on an ongoing basis, we are able to supply some of their private label fruit juice needs as well as their branded juice needs. We provide category management opportunities to retailers through our wide variety of branded and private label juice and other fruit products.

               o We compete on the basis of price. Many private label juice products are low-cost national brand name alternatives that appeal to consumers who typically buy lower-priced products. As a result, private label suppliers must be low cost providers. We believe we may have a competitive advantage in private label markets over many of our competitors because we grow most of our own cranberries. As a result, we have historically had a lower cost for our cranberries. Additionally, our strategic plant locations that are close to our customers allows for reduced freight costs.

          In addition, we have expanded and intend to continue expanding our sales efforts into new sales channels such as foodservice providers and club stores. To better manage this process, we undertook a internal restructuring in fiscal 1998, creating separate organizational structures for private label, club stores/mass merchandisers, foodservice and contract packing relations, all of which report to our non-branded group president. We further realigned our operating infrastructure in fiscal 1999, adding additional personnel to support increased sales of our non-branded products.

          Most of our non-branded revenues resulted from sales of private label products and performing co-packing services in fiscal 1999. We also substantially increased revenues generated from the sale of private label cranberry sauce. Sales of other non-branded products, such as single-strength cranberry juice and frozen cranberries, did not have a material impact on our revenues in fiscal 1999. We intend to continue to pursue sales opportunities for our non-branded products in the foodservice and industrial/ingredients markets in fiscal 2000.

     Competition

          Competition in private label is based mainly on price. Also, the private label markets are characterized by longstanding relationships between retailers and private label manufacturers, and by retailers who are reluctant to approve new manufacturers and vendors. As a result, before we acquired Minot and Seneca, we were largely unsuccessful in our attempts to compete in private label. The acquisition of Minot and Seneca provided us with an established base of private label customers, and we were able to compete in fiscal 1999 in the market for private label cranberry juice, sauce, other processed cranberry products and other private label fruit juices with a small number of other private label manufacturers, including primarily Clement Pappas & Co. and Cliffstar Corporation. These and other private label processors have significant experience in the private label fruit juice and processed cranberry products markets and have established bottling operations and customer bases. We may not be successful in competing against certain major independent processors.

          Private  label   cranberry   products  also  compete  against  branded
cranberry products. Our private label products may not be able to compete successfully against private label products of other suppliers, or the branded products of Ocean Spray or others.

          We also compete for the sale of cranberry concentrate, single-strength cranberry juice and frozen whole and sliced cranberries to industrial customers, such as food processors and foodservice companies. In fiscal 1999, cranberry concentrate was our principal industrial product in terms of sales volume. Our industrial customer base includes several major food processing firms. We believe our own ability to grow and internally process cranberries allows us to offer a reliable supply of high quality, competitively priced cranberry products to our industrial customers.

                                  Manufacturing

     Processing and Bottling

          An important part of our business strategy is our ability to process our grown and purchased cranberries, as well as our ability to bottle our own branded and private label products. We now own four bottling and packaging facilities. All of these facilities have complete PET bottling capabilities. In addition to production and dry warehousing, all of these facilities also have cold storage for ingredients and bulk ingredient handling capability. Freezer storage for ingredients and finished product is available at all locations except Jackson, Wisconsin. We also augment our warehouse capacity with outside contract facilities.

          We utilize these bottling facilities, and the others we describe below, at different stages in the processing and bottling of cranberries and cranberry-based products. For example:

               o raw cranberries are brought to our receiving stations. We own a 150,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin and a 49,000 square foot receiving station in Massachusetts. These receiving stations, along with contract receiving facilities in Wisconsin and Oregon, clean and sort raw cranberries;

               o after sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in our freezer facilities around the country, including our 65,000 square foot freezer facility in Wisconsin Rapids and our 63,000 square foot freezer facility in Bridgeton, New Jersey, or at independent freezer facilities, until they are sent to one of our processing plants;

               o frozen raw cranberries are pressed and concentrated at one of our processing plants in Wisconsin Rapids, Wisconsin, Cornelius, Oregon or Mountain Home, North Carolina. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to a Northland owned or contracted bottling facility. The Bridgeton, New Jersey plant presses cranberries into single strength juice used in private label or branded bottle juice products. These multiple pressing and concentrating locations allow the processing of cranberries in all of the key growing areas around the country; and

               o our grape receiving station in Portland, New York receives and consolidates grape deliveries from our contractual relationship with Westfield Maid Cooperative, a cooperative of Concord grape growers in the Lake Erie grape belt. After receiving, the grapes are then shipped to our 7,000 square-foot grape processing plant in Dundee, New York where they are pressed into grape juice. The grape juice is stored in owned and contracted refrigerated storage and converted throughout the year to grape juice concentrate for sale to bulk ingredient customers, or are used in bottled and frozen juice products.

          While we now have a substantial company owned manufacturing network, strategic contract packaging facilities are still employed on the west coast to effectively service our growing presence in that market. Packaging contracts exist in Los Angeles, Yuba City and Ventura, California, and Prosser, Washington.

     Distribution Network

          We have an internal transportation department that contracts with independent carriers to distribute our products to various grocery stores and retail outlets. We currently have 11 distribution centers owned or under contract, including our distribution center in Bridgeton, New Jersey, the distribution center and warehouse in Eau Claire, Michigan that we acquired through the Seneca acquisition, as well the processing plants in Jackson, Dundee and Mountain Home that we acquired through the Seneca acquisition which also act as distribution centers. We also utilize owned and contracted warehouse facilities at strategic locations throughout the country. We believe that our distribution centers and warehouse locations, combined with the strategic locations of our current co-packers, lowers our freight and production costs, as well as allows for timely response to customer demands.

                             Agricultural Operations

          An important factor in successfully implementing our business strategy, and one of the major differences between us and many of our competitors, is our ability to grow a significant and reliable supply of cranberries on our owned or leased properties. We are the world's largest cranberry grower, with 25 owned or operated properties and approximately 2,549 planted acres in Wisconsin and Massachusetts as of November 24, 1999. In the fall of 1998 (i.e., fiscal 1999), we harvested approximately 392,000 barrels from 2,423 acres, the second largest harvest in our history. The large harvest was due in part to the maturation of hybrid high-yield cranberry vines which we planted in our expansion program in prior years.

          To supplement our own internal supply of cranberries, we also contract with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 1999, we bought approximately 190,000 barrels of cranberries from other growers and acquired additional barrels through the acquisitions that we completed during the fiscal year. As of November 24, 1999, we maintain multi-year crop purchase contracts with 55 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,995 planted acres. None of these contracts expires in fiscal 2000. The ability to harvest our own fruit in both Wisconsin and Massachusetts, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk. We expect the quantity of cranberries purchased under these contracts to increase in future years as the contracted marsh acreage matures and becomes more productive. However, we cannot be certain that these contracts will be renewed when they expire.

          We have increased our planted acreage over time mainly through marsh acquisitions and our own internal planting program. From August 1987 through November 24, 1999, we added, through acquisitions or leases, a total of 20 marsh properties. During this period, our total planted acreage has increased 656%, from 337 acres to 2,549 acres. We did not acquire any additional marsh properties in fiscal 1999.

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

          We also have crop insurance coverage for all of our marshes which is subsidized by the federal government. These policies help insure against bad weather and other contingencies which may affect our crop. They generally insure us for at least 50% of the average crop yield on each marsh over the past 10 years.

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

          Pursuant to permits previously received, in the past several years certain growers have planted, cultivated, and developd new cranberry-producing acreage in several states and abroad, particularly in Canada. Many of these previously planted acres have recently become productive or should become productive in the near future.

          We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin, one in Massachusetts and at our plant site in Cornelius, Orgeon. We have removed the tanks, or in the case of the Cornelius plant, the tank had already been removed prior to our purchase of the property. All of the sites have been reported to the appropriate state regulatory agencies. Our clean-up activities are subject to state supervision. Based on information available as of August 31, 1999, we believe most of the costs of such activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or claims against the prior owners of the properties. We do not expect to incur material liabilities as a result of these activities.

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

          The Cranberry Marketing Committee ("CMC") of the United States Department of Agriculture ("USDA") has the authority to recommend that the Secretary of the USDA impose harvest volume restrictions on cranberry growers if the CMC believes that there will be an oversupply of cranberries for the coming marketing year. The USDA has not imposed such restrictions since 1971. However, following the two most recent record crop years, there has been a significant increase in the available supply of cranberries.

          Given this current supply, the CMC is in the process of considering the implementation of a grower volume regulation for the 2000 crop year. A volume regulation would restrict the number of cranberries that growers may deliver to a processor. The intent of the regulation would be an attempt to align the supply of cranberries with existing demand. As both a grower and a processor of cranberries, we don't currently anticipate that such a volume regulation would have a material adverse affect on our results of operations in the near term.

          We don't expect environmental or other governmental legislation or regulation to have a material effect on our capital expenditures, results of operations or competitive position, other than as we have described above.

Seasonality

          Before fiscal 1997, our business was very seasonal because we sold most of our crop to cranberry processors. Now that we have evolved from a cranberry grower to a consumer products company, we expect to reduce the seasonality of our business because we will offer our products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter.

Materials and Supplies

          We buy bottles, caps, flavorings, juices and packaging either from our co-packers or independent third parties. We get most of the materials and supplies necessary for growing and cultivating cranberries, including water and sand, from our own marshes. We purchase and expect to continue purchasing most of our fertilizer and pesticides from our subsidiary, Wildhawk, Inc. We purchase the rest of the raw materials and supplies, including the materials used to package our fresh fruit, from various sources.

          If necessary, we believe we would be able to find other sources for raw materials and supplies without a material delay or adverse effect on our business.

Trademarks and Formulae

          We own the Northland, TreeSweet, Awake and Minot trademarks, which are registered in the United States Patent and Trademark Office. We have also entered into a 99-year license agreement with Seneca which allows us to market and sell Seneca brand juice and concentrate. The Northland and Seneca trademarks are important in the sale of our branded cranberry juice and other fruit juice and fruit products.

          We use proprietary flavor formulations to make our cranberry blends. We protect the confidentiality of these formulations by requiring co-packers to enter into confidentiality agreements with us.

                                    Employees

          As of August 31, 1999, we had 942 full-time employees, as compared to 212 as of August 31, 1998. In addition to our full-time employees, we hired:

          o approximately 90 seasonal workers during the 1999 crop cultivation season;

          o approximately 285 seasonal workers to harvest our crop; and

          o approximately 120 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids from September through December 1998.

          We have entered into collective bargaining agreements with unions representing the former Minot employees in New Jersey. Those agreements cover about 240 employees and expire on May 14, 2001. We have also entered into a collective bargaining agreement with a union representing the former Seneca employees in Jackson, Wisconsin. That agreement covers about 102 employees and expires on December 28, 2001. We believe our current relationships with our employees, both union and non-union, are good.

Item 2.   Properties
------    ----------

          In  Wisconsin  Rapids,   Wisconsin  we  own  three  office  buildings,
including our corporate headquarters, an office building near our processing plant and the Northland Conference Center. We also own a 150,000 square foot receiving station and fresh fruit packaging facility located on 40 acres which we use to clean and store processed and fresh cranberries. Also in Wisconsin Rapids, we own a 16,000 square foot juice concentrating facility.

          In Bridgeton, New Jersey, we own a 299,000 square foot facility that includes 81,000 square feet of production area and dry warehousing of 137,000 square feet.

          In Dundee, New York, we own a bottling and packaging plant totaling 152,000 square feet, including 46,000 square feet of production area and 58,000 square feet of dry warehouse.

          Our bottling and packaging facility in Mountain Home, North Carolina totals 223,000 square feet, including 64,000 square feet of production area and 122,000 square feet of dry warehouse.

          In Jackson, Wisconsin, we own a bottling facility totaling 187,000 square feet including 109,000 square feet of production area and 62,000 square feet of dry warehouse.

          We own a 46,000 square foot pressing and juice concentrating facility and dry warehouse in Cornelius, Oregon.

          In Eau Claire, Michigan, we own a 79,000 square foot storage facility and distribution center.

          We own a 1,800 square foot grape receiving station in Portland, New York.

          We also own a 49,000 square foot receiving station located on a seven-acre parcel of land adjacent to the Hanson Division bogs in Massachusetts.

          In addition to our facilities, we own 22 cranberry marshes and lease another three. We have set forth in the following table information about each of our 25 cranberry marshes as of November 24, 1999. We own all of these marshes in fee simple (or we lease them, in either case as indicated below), subject to mortgages (except for the Dandy Creek, Nantucket and Hills Division Marshes and one of the two marshes in each of the Associate and Crawford Creek Divisions). All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager's residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs.

Marsh Division Name and Location                                              November 24, 1999
--------------------------------                                        ---------------------------    Calendar Year
                                                                        Approximate    Approximate       Acquired
                                                                        Marsh Acres   Planted Acres      or Leased
                                                                        -----------   -------------      ---------
Associates Division (two marshes), Jackson County, Wisconsin.....         4,198            159           1983/1996

Meadow Valley Division, Jackson County, Wisconsin................         2,150             77              1984

Fifield Division, Price County, Wisconsin........................         2,460            196              1985

Three Lakes Division, Oneida County, Wisconsin...................         1,542             82              1985

Chittamo Division, Douglas and Washburn Counties, Wisconsin......           620             55              1985

Biron Division, Wood County, Wisconsin...........................           473            212              1987

Warrens Division, Monroe County, Wisconsin.......................           160             63              1987

Trego Division, Washburn County, Wisconsin.......................         1,715             96              1988

Gordon Division, Douglas County, Wisconsin.......................           880            149              1988

Mather Division, Juneau County, Wisconsin........................         2,500            148              1989

Nekoosa Division (two marshes), Wood County, Wisconsin...........           569             85              1989

Nantucket Division (two marshes), Nantucket County,
  Massachusetts (leased).........................................           737            211              1990

Crawford Creek Division (two marshes), Jackson County,
  Wisconsin......................................................           304            135              1991

Hills Division, Jackson County, Wisconsin (leased)...............           465             70              1991

Hanson Division (two marshes), Plymouth County, Massachusetts....         2,025            322              1993

Yellow River (two marshes), Juneau County, Wisconsin.............         1,714            252              1994

Dandy Creek, Monroe County, Wisconsin............................           350             55              1996

Manitowish Waters (two marshes), Vilas County, Wisconsin.........           345            182              1996
                                                                            ---            ---

   Total.........................................................        23,207          2,549
                                                                         ======          =====

Item 3.   Legal Proceedings.
------    -----------------

          As of the date hereof, we are not a party to any legal proceedings which, in our opinion, would have a material adverse effect on our results of operations or financial condition if they were determined unfavorably to us.

Item 4.   Submission of Matters to a Vote of Shareholders.
------    -----------------------------------------------

          We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 1999.

                               Executive Officers
                               ------------------

          As of November 24, 1999, each of our executive officers is identified below together with information about each officer's age, current position with us and employment history for at least the past five years:

Name                    Age          Current Position
----                    ---          ----------------
John Swendrowski        51           Chairman of the Board and
                                     Chief Executive Officer
Robert E. Hawk          44           Group President - Non-Branded Divisions
Scott R. Corriveau      41           Branded Division President
John A. Pazurek         50           Vice President - Finance, Treasurer and
                                     Chief Financial Officer
David J. Lukas          57           Senior Vice President - Administration,
                                     Secretary and Corporate Counsel
William J. Haddow       51           Vice President - Purchasing and
                                     Logistics
Steven E. Klus          53           Manufacturing Division President
Ricke A. Kress          48           Private Label Division President
John B. Stauner         37           Agricultural Operations Division President
Robert M. Wilson        43           Industrial/Ingredients Division President

          John Swendrowski originally founded Northland in 1987 and has served as our Chief Executive Officer since that time.

          Robert E. Hawk was appointed Group President-Non-Branded Divisions in August 1998. Before that, he served as our Executive Vice President since
October 1996; Vice President - Sales, Marketing and Special Projects since January 1993; and Vice President - Operations since January 1989.

          Scott R. Corriveau became our Branded Division President in December 1998. Before that, Mr. Corriveau held sales and marketing positions with Cadbury Beverages PLC, based in London, England, since 1989. His positions with Cadbury Beverages included Vice President, Sales and Customer Marketing of the Dr. Pepper/7Up Premier Beverages Division since 1997 and Vice President, Customer Marketing of the Mott's U.S.A. Division since 1995.

          John A. Pazurek is a certified public accountant who joined us as Controller and Principal Accounting Officer in May 1987. In May 1990, he was promoted to Vice President-Finance and in August 1993 he was promoted to Treasurer. In October 1996, Mr. Pazurek was also appointed Chief Financial Officer.

          David J. Lukas has been with us since April 1992 when he joined us as Vice President of Human Resources and Corporate Counsel. In May 1995 he was promoted to Secretary and in August 1996 to Vice President-Administration. In September 1998, he was promoted to Senior Vice President-Administration,
Secretary and Corporate Counsel. Before joining us, he practiced law in Wisconsin Rapids for over 20 years.

          Bill Haddow was named Vice President - Purchasing and Logistics in September 1998. Before that, he served as Vice President-Purchasing, Transportation and Budget since October 1996; Vice President-Purchasing and Transportation from May 1993; and Assistant Vice President-Purchasing from 1989.

          We named Steve Klus our Manufacturing Division President in September 1998. He joined us in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Before that, he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990.

          Ricke Kress was appointed Private Label Division President in November 1998. Prior to that time, he held several positions with Seneca Foods Corporation, including serving as its Senior Vice President - Technical Services since June 1997, President-Juice Division since October 1995 and Senior Vice President-Operations since June 1994.

          John Stauner became our Agricultural Division President in September 1998. Before that, he was our Vice President-Agricultural Operations since October 1996; Vice President-Operations from May 1995; and Assistant Vice President of Operations since we were formed in 1987.

          Robert M. Wilson joined us as our Industrial-Ingredients Division President in April 1999 when we purchased Potomac Foods of Virginia, Inc., a broker of fruit juices and other fruit products. Before that, he was the President and owner of Potomac Foods of Virginia, Inc., since 1986.

          Our executive officers are generally elected annually by the Board of Directors after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

                                     PART II
                                     -------

Item 5.   Market for  the  Company's  Common  Equity  and  Related  Shareholder
          ---------------------------------------------------------------------
          Matters.
          -------

                  Sale Price Range of Class A Common Stock (1)
--------------------------------------------------------------------------------
          First Quarter     Second Quarter     Third Quarter    Fourth Quarter
--------------------------------------------------------------------------------

                        Fiscal Year Ended August 31, 1999

High          $15.00            $14.06             $9.56            $9.19
Low            $8.75             $7.38             $6.44            $6.56

                        Fiscal Year Ended August 31, 1998

High          $21.25            $16.50            $19.13           $16.13
Low           $13.00            $12.63            $12.75            $9.63

---------------
1. The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock Market. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


          On November 24, 1999, there were approximately 12,700 beneficial shareholders for the shares of our Class A Common Stock and two shareholders of record for the shares of our Class B Common Stock. Shares of our Class A Common Stock trade on The Nasdaq Stock Market under the symbol CBRYA. No public market exists for the shares of our Class B Common Stock.

          See Item 6 for information on cash dividends paid on our Common Stock. On November 23, 1999, the last sale price of shares of our Class A Common Stock was $6.28 per share.

Item 6.   Selected Financial Data.
------    -----------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference from information under the caption "Selected Financial Data" and "Notes to Consolidated Financial Statements" in our 1999 Annual Report to Shareholders.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
------    ----------------------------------------------------------------------
          Results of Operations.
          ---------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference from information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference from information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          Pursuant to Instruction G, we have incorporated by reference our Consolidated Balance Sheets as of August 31, 1999 and 1998, our Consolidated Statements of Earnings, Cash Flows and Shareholders' Equity for the years ended August 31, 1999, 1998 and 1997, together with the related Notes to Consolidated Financial Statements (including supplementary financial data) from information under the captions having substantially the same titles in the Annual Report. We have also incorporated certain information required by this Item by reference from information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Quarterly Results" in our Annual Report.

Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
------    ----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
-------   -----------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for our 2000 annual meeting of shareholders filed with the Commission pursuant to Regulation 14A on November 23, 1999. The information required by
Item 405 of Regulation S-K is also incorporated by reference to the information set forth under the caption "Other MattersCSection 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.
-------   ----------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Stock Ownership of Management and Others" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Other Matters-Certain Transactions" in the Proxy Statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

          (a)(1) We have incorporated by reference the financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 1999 and 1998, consolidated statements of earnings, cash flows and shareholders' equity for the fiscal years ended August 31, 1999, 1998 and 1997, notes to consolidated financial statements and independent auditors' report, from information under the captions having substantially the same titles in our Annual Report.

          (a)(2) Schedule II, Valuation and Qualifying Accounts, is filed herewith. We have omitted other schedules because they are not required or not applicable, or the information required to be shown is included in our financial statements and related notes.

          (a)(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

          (b) We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 1999.


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


                                         NORTHLAND CRANBERRIES, INC.


Date:  November 24, 1999                 By: /s/ John Swendrowski
                                             --------------------------------
                                             John Swendrowski
                                             Chairman of the Board and
                                             Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 24, 1999 below by the following persons on behalf of the Company and in the capacities indicated.


By: /s/ John Swendrowski                     By: /s/ John C. Seramur
   -----------------------------------       ----------------------------------
John Swendrowski                             John C. Seramur
Chairman of the Board,                       Director
Chief Executive Officer and Director


By: /s/ John A. Pazurek                      By: /s/ LeRoy J. Miles
   -----------------------------------       ----------------------------------
John A. Pazurek                              LeRoy J. Miles
Vice President-Finance, Treasurer,           Director
Chief Financial Officer and
Chief Accounting Officer



By: /s/ Jeffrey J. Jones                     By: /s/ Robert E. Hawk
   -----------------------------------       ----------------------------------
Jeffrey J. Jones                             Robert E. Hawk
Director                                     Group President - Non-Branded
                                             Divisions and Director



By: /s/ Patrick F. Brennan                   By: /s/ Pat Richter
   -----------------------------------       ----------------------------------
Patrick F. Brennan                           Pat Richter
Director                                     Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Northland Cranberries, Inc.:


We have audited the consolidated financial statements of Northland Cranberries, Inc. and subsidiaries as of August 31, 1999 and 1998 and for each of the three years in the period ended August 31, 1999, and have issued our report thereon dated October 20, 1999. Such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Northland Cranberries, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Milwaukee, Wisconsin
October 20, 1999




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description                                               Year ended August 31,
-----------                                               --------------------
                                                         1999      1998     1997
                                                         ----      ----     ----
Valuation accounts deducted in balance sheet from assets to which they apply -

Accounts receivable - allowance for losses:

Balances at beginning of period                        $      -   $   -    $   -

Additions - Charged to expense                          600,000

Deductions - Bad debts written off, net of recoveries
                                                        ------------------------
Balances at end of period                               $600,000  $   -    $   -
                                                        ========================

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
----------                             -----------

2 Asset Purchase Agreement, dated as of December 2, 1998, by and between the Company and Seneca Foods Corporation. [Incorporated by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K.]

3.1       Articles  of  Incorporation,   as  amended,  dated  January  8,  1997.
          [Incorporated by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

3.2 By-Laws of the Company, as amended and restated. [Incorporated by reference to Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended August 31, 1998.]

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

4.5 Credit Agreement, dated as of March 15, 1999, by and among the Company, various financial institutions Firstar Bank, N.A. (formerly Firstar Bank Milwaukee, N.A.), as Agent. [Incorporated by reference to
          Exhibit 10 to the Company's Form 10-Q for the quarter ended February 28, 1999.]

4.6 Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.23 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

4.7 Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

          Other than as set forth in Exhibits 4.1 through 4.7, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements and mortgages, were entered into in connection with debt financing provided by Firstar Bank, N.A., and are disclosed in the Credit Agreement filed as
          Exhibit 4.5 to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

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

10.10 Lease, dated March 31, 1994 between Nantucket Conservation Foundation, Inc. and the Company. [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 1994.]

*10.11 Key Executive Employment and Severance Agreement, dated as of May 8, 1992, between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended March 31, 1992.]

*10.12 Key Executive Employment and Severance Agreement, dated as of December 7, 1998, between the Company and Scott Corriveau.

*10.13 Letter Agreement, dated as of December 7, 1998, by and between the Company and Scott Corriveau.

*10.14 Employment Agreement, dated as of July 1, 1998, by and between the Company, Minot Food Packers, Inc. and Michael A. Morello. [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 1, 1998.]

*10.15 Registration Rights Agreement, dated as of July 1, 1998, by and between the Company and Michael A. Morello. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 1998.]

*10.16 Northland Cranberries, Inc. 1999 Incentive Bonus Plan. [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 1998.]

13 Portions of the 1999 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

21        Subsidiaries of the Company.

23        Consent of Deloitte & Touche LLP.

27        Financial Data Schedule.

99 Definitive Proxy Statement for the Company's 2000 annual meeting of shareholders scheduled to he held on January 5, 2000 (previously filed with the Commission under Regulation 14A on November 23, 1999 and incorporated by reference herein to extent indicated in this Form 10-K).


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.