Form 10-Q
period 1999-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2000-01-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 30, 1999
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                         Commission file number 0-16130
                                                -------

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

                             800 First Avenue South
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin 54495-8020
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code  (715)-424-4444
                                                   ---------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____  No _____

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock            January 12, 2000                      19,702,221
--------------------------------------------------------------------------------

Class B Common Stock            January 12, 2000                         636,202
--------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.         FINANCIAL INFORMATION                                       Page

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets..........................3

                Condensed Consolidated Statements of Income....................4

                Condensed Consolidated Statements of Cash Flows................5

                Notes to Condensed Consolidated
                       Financial Statements....................................6

     Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................7-11

     Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....11

PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K..............................12

                SIGNATURE.....................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                       (Unaudited)
                                                       November 30,   August 31,
                                                          1999           1999
                                                       ------------   ----------
Current assets:
    Cash and cash equivalents                          $      801     $      769
    Accounts and notes receivable                          37,018         35,453
    Inventories                                           124,843         97,060
    Prepaid expenses                                        6,141          3,870
    Deferred income taxes                                   4,332          4,332
                                                       ----------     ----------
        Total current assets                              173,135        141,484

Property and equipment - at cost                          209,847        207,071
    Less accumulated depreciation                          39,846         37,651
                                                       ----------     ----------
        Property and equipment, net                       170,001        169,420

Trademarks, tradenames and goodwill, net                   40,813         41,074
Other assets                                                2,786          2,943
                                                       ----------     ----------

        Total assets                                   $  386,735     $  354,921
                                                       ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   24,257     $   18,637
    Accrued liabilities                                    21,203          9,925
    Current portion of long-term debt                       2,354          2,354
                                                       ----------     ----------
        Total current liabilities                          47,814         30,916

Long-term debt                                            162,794        147,797
Deferred income taxes                                      15,853         15,655

Shareholders' equity:
    Common stock - Class A, $.01 par value,
        19,702,221 and 19,655,621 shares issued
        and outstanding, respectively                         197            196
    Common stock - Class B, $.01 par value, 636,202
        shares issued and outstanding                           6              6
    Additional paid-in capital                            148,977        148,769
    Retained earnings                                      11,094         11,582
                                                       ----------     ----------
        Total shareholders' equity                        160,274        160,553
                                                       ----------     ----------
    Total liabilities and shareholders' equity         $  386,735     $  354,921
                                                       ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                          For the three months
                                                           ended November 30,
                                                          1999           1998
                                                       ----------     ----------

Revenues                                               $   74,967     $   34,236

Cost of sales                                              51,555         20,357
                                                       ----------     ----------

Gross profit                                               23,412         13,879

Costs and expenses:
       Selling, general and administrative                 19,948         12,364
       Interest                                             2,911          1,303
                                                       ----------     ----------

              Total costs and expenses                     22,859         13,667
                                                       ----------     ----------

Income before income taxes                                    553            212

Income taxes                                                  232             92
                                                       ----------     ----------

Net income                                             $      321     $      120
                                                       ==========     ==========

Net Income Per Share:
       Basic                                           $     0.02     $     0.01
                                                       ==========     ==========

       Diluted                                         $     0.02     $     0.01
                                                       ==========     ==========



     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                For the three months
                                                                                 ended November 30,
                                                                             1999                1998
                                                                        --------------      --------------

Operating activities:
   Net income                                                           $          321      $          120
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization of property and equipment                   2,196               1,889
       Amortization of tradenames, trademarks and goodwill                         361                 102
       Provision for deferred income taxes                                         198                  84
       Changes in assets and liabilities:
          Receivables, prepaid expenses and other current
          assets                                                                (3,836)                389
          Inventories                                                          (27,783)            (26,971)
          Accounts payable and accrued liabilities                              16,898              13,252
                                                                        --------------      --------------
       Net cash used in operating activities                                   (11,645)            (11,135)

Investing activities:
   Property and equipment purchases                                             (2,777)             (2,177)
   Net decrease (increase) in other assets                                          58                (303)
                                                                        --------------      --------------
       Net cash used in investing activities                                    (2,719)             (2,480)

Financing activities:
   Net increase in borrowings under revolving credit facilities                 15,250              15,150
   Payments on long-term debt                                                     (253)               (784)
   Dividends paid                                                                 (809)               (787)
   Proceeds from exercise of stock options                                         208                 214
                                                                        --------------      --------------
       Net cash provided by financing activities                                14,396              13,793

Net increase in cash and cash equivalents                                           32                 178
Cash and cash equivalents
   Beginning of period                                                             769                 633
                                                                        --------------      --------------

   End of period                                                        $          801      $          811
                                                                        ==============      ==============

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest (net of amount capitalized)                            $        2,440      $          827
        Income taxes, net                                               $          813      $          405


     See accompanying notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION
------------------------------

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 1999, and its results of operations and cash flows for the three-month periods ended November 30, 1999 and 1998, respectively. The Company's consolidated balance sheet as of August 31, 1999 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

     The Company periodically reviews long-lived assets to assess recoverability and impairments will be recognized in operating results if a permanent diminution in value occurs.


NOTE 2   SUBSEQUENT EVENTS
--------------------------

     On January 5, 2000, we agreed to sell the inventory, raw materials, contracts and intangible assets comprising our shelf-stable private label juice business to Cliffstar Corporation. In consideration for these assets, Cliffstar will give us an unsecured promissory note for $28 million bearing interest at a rate of 7% per annum (subject to upward adjustment after three years), pay us approximately $4 million in cash at the closing for inventory transferred to Cliffstar, pay additional amounts pursuant to an earn out provision over a period of six years from the closing date (which will be a minimum total of $5 million), and assume certain contractual obligations. At closing, we will enter into a cranberry supply agreement, a cranberry sauce sales agreement and a co-packing agreement whereby we will process certain juice products for Cliffstar on a subcontract basis. Subsequent to the closing, we expect to receive approximately $2 million per quarter for the remainder of the fiscal year related to installment payments for additional inventories and payments on the unsecured note. Our private label juice business represented approximately $43 million of our $237 million in fiscal 1999 revenues. No plants or equipment are included in the sale. We intend to close the transaction in February, 2000 or as soon as possible after the satisfaction of certain regulatory requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

     On January 5, 2000, we agreed to sell the inventory, raw materials, contracts and intangible assets comprising our shelf-stable private label juice business to Cliffstar Corporation. In consideration for these assets, Cliffstar will give us an unsecured promissory note for $28 million bearing interest at a rate of 7% per annum (subject to upward adjustment after three years), pay us approximately $4 million in cash at the closing for inventory transferred to Cliffstar, pay additional amounts pursuant to an earn out provision over a period of six years from the closing date (which will be a minimum total of $5 million), and assume certain contractual obligations. At closing, we will enter into a cranberry supply agreement, a cranberry sauce sales agreement and a co-packing agreement whereby we will process certain juice products for Cliffstar on a subcontract basis. Subsequent to the closing, we expect to receive approximately $2 million per quarter for the remainder of the fiscal year related to installment payments for additional inventories and payments on the unsecured note. Our private label juice business represented approximately $43 million of our $237 million in fiscal 1999 revenues. No plants or equipment are included in the sale. We intend to close the transaction in February, 2000 or as soon as possible after the satisfaction of certain regulatory requirements.

     On December 30, 1998, we acquired the juice division of Seneca Foods Corporation for approximately $28.7 million in cash, and assumed certain liabilities in connection with the acquisition. The assets acquired included an exclusive license to market and sell all Seneca brand fruit beverages, bottling and packaging facilities located in New York, North Carolina and Wisconsin, a distribution center in Michigan, and a receiving station in New York. The purchase price is subject to a final working capital adjustment that has not been finalized.

RESULTS OF OPERATIONS

     Total revenues for the three months ended November 30, 1999 were $75.0 million, an increase of 119% over revenues of $34.2 million in the prior year's first quarter. Since the acquisition of the juice division of Seneca was not completed until the second quarter of fiscal 1999, this increase was primarily due to sales of Seneca juice products during the first quarter of the current year. Co-packing production, sales of private label products and sales of Northland branded products also contributed to the increased revenues. Trade industry data for the 12-week period ended November 7, 1999 showed that our Northland brand 100% juice products achieved a 10.9% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 12.2% market share for the 12-week period ended November 8, 1998. However, that decrease was offset by gains in market share as a result of the successful launch of our Seneca brand cranberry juice product line, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of 12.6% for the 12-week period ended November 7, 1999. We expect that the sale of our private label business, if completed, will decrease the revenues we will realize in fiscal 2000 from the levels we could have expected had we not sold the private label business.

     Cost of sales for the first quarter of fiscal 2000 was $51.6 million compared to $20.4 million for the first quarter of fiscal 1999, resulting in gross margins of 31.2% and 40.5% in each respective period. The decrease in gross margins in fiscal 2000 was primarily due to our changing product mix. Fiscal 2000 revenues included a significant amount of lower margin private label sales and contract co-packing revenues compared to minimal private label sales and co-packing sales in fiscal 1999. Our gross margins during the remainder of fiscal 2000 will be dependent upon our product mix and existing market conditions, but may improve over gross margins in the first fiscal quarter of 2000 as a result of the sale of our private label business and anticipated increases in Northland and Seneca branded product revenues as a result of our planned second quarter media and marketing campaign and the continued rollout of the Seneca brand cranberry juice products.

     Selling, general and administrative expenses were $19.9 million, or 26.6% of total revenues, for the three-month period ended November 30, 1999 compared to $12.4 million, or 36.1% of total revenues, in the prior year's first fiscal quarter. This increase in the dollar amount of selling, general and administrative expenses was primarily attributable to (i) spending to support the Seneca brand and the launch of a new Seneca line of cranberry juice products; (ii) expenses in connection with private label and contract co-packing sales; and (iii) costs related to our aggressive marketing campaign to support the development and growth of our Northland and Seneca brand products. We do not expect the sale of our private label business to result in any material changes in our selling, general and administrative expenses as a percentage of sales. However, we expect that our selling expenses may increase during the second and third fiscal quarters as we commence aggressive media and marketing campaigns to support sales of our branded products. We expect to spend approximately $6 million on this campaign, which will consist generally of television advertising and in-store promotions.

     Interest expense was $2.9 million for the three months ended November 30, 1999 compared to $1.3 million during the same period in fiscal 1999. This increase generally resulted from increased debt levels to finance the December 1998 acquisition of Seneca's juice business, the March 1999 acquisition of assets of Clermont, Inc. and to support increased levels of inventories. Net income and per share earnings for the first quarter of fiscal 2000 were $321,254, or $0.02 per share, up from fiscal 1999 first quarter net income and per share earnings of $120,490, or $0.01 per share. Since we generally recognize lower gross margins on our private label business, we do not expect a material impact to net income on an ongoing basis as a result of the sale of our private label business.

     As of the date hereof, we have experienced no disruptions in the operation of our internal information systems or other significant problems as a result of the transition to the Year 2000. Nevertheless, we may experience such problems in the future. With the exception of our accounting and distribution/order tracking functions, our operations are not heavily dependent on internal computer software or embedded systems. As a result, based on currently-available information, we continue to believe that any Year 2000 related disruptions that may occur in the future will not have a material adverse impact on our results of operations. However, there can be no assurance that such disruptions will not occur and will not have a material adverse impact on our results of operations. We will continue to monitor our exposure as appropriate and intend to act promptly to resolve any problems that may occur. Additionally, we do not rely heavily on third party vendors whose potential Year 2000 noncompliance would have a material adverse effect on our results of operations. We are not aware that of any of our vendors experienced any disruptions during their transitions to the year 2000. In fiscal 1997 we replaced our internal accounting and distribution hardware and software systems at a cost of approximately $350,000. We estimate that our total additional costs associated with ensuring Year 2000 compliance amounted to approximately $250,000.

FINANCIAL CONDITION

     Net cash used by operating activities was $11.6 million in the first three months of fiscal 2000 compared to $11.1 million in the same period in fiscal 1999. This increase was the result of increases in current assets and liabilities in the ordinary course of business during the period. Net of previously deferred crop costs, we experienced a seasonal increase in inventory of $27.8 million due to the fall harvest of our crop, our purchase of raw cranberries from other independent cranberry growers, our purchase of Concord grapes from an independent growers' cooperative, and increased raw materials and finished goods inventories to support our expanding branded and private label juice sales. Accounts payable and other current liabilities increased $16.9 million primarily due to seasonal liabilities for purchased crop. Primarily as a result of the increase in accounts payable and other current liabilities, our current ratio decreased to 3.6 to 1.0 from 4.6 to 1.0 at August 31, 1999. Working capital increased $14.7 million to $125.3 million at November 30, 1999 compared to working capital of $110.6 million at August 31, 1999.

     Net cash used for investing activities increased slightly during the three-month period ended November 30, 1999 to $2.7 million from $2.5 million during the same period in the prior fiscal year.

     Net cash provided by financing activities was $14.4 million in the three-month period ended November 30, 1999, compared to $13.8 million during the same period in the prior fiscal year. Our total long term debt increased by $15.0 million in the first three months of fiscal 2000 primarily due to increased borrowing on our revolving credit facility to finance our seasonal and growth working capital needs. Our total debt (including current portion) was $165.1 million at November 30, 1999 for a total debt-to-equity ratio of 1.03 to
1.00 compared to total debt of $150.2 million and a total debt-to-equity ratio of 0.94 to 1.00 at August 31, 1999. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year. On December 29, 1999 (in the second quarter of fiscal 2000), we amended our existing credit facility with a syndicate of regional banks to increase our revolving line of credit availability by $15 million to $155 million until March 2002. As of November 30, 1999, the principal amount outstanding under our revolving credit facility was $139.3 million. We believe our existing credit facilities, together with cash generated from operations and payments from the sale of our private label business, will be sufficient to fund our ongoing operational needs for the remainder of fiscal 2000. We estimate the sale of our private label business will result in a cash inflow of approximately $4 million at the closing of the sale related to the sale of certain inventories and approximately $2 million per quarter for the remainder of the fiscal year related to installment payments for additional inventories and payments on the unsecured note we will receive from Cliffstar as partial consideration for the sale. We intend to use these payments to pay down existing debt levels or to fund ongoing working capital requirements.

--------------------------------------------------------------------------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

     We make certain "forward-looking statements," in this Form 10-Q, including statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because the context of such statements will include words such as "believes," "anticipates," "expects," or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (i) development, market share growth and continued consumer acceptance of our branded juice products; (ii) strategic actions of our competitors in pricing, marketing and advertising; (iii) aggressive spending to support our branded products; (iv) the results of the sale of our private label business; (v) potential actions or marketing orders of the Cranberry Marketing Committee of the United State Department of Agriculture; and (vi) agricultural factors affecting our crop and the crop of other North American growers. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our management's knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.

--------------------------------------------------------------------------------



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------


     We have not experienced any material changes in our market risk since August 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


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

                                          NORTHLAND CRANBERRIES, INC.

DATE:  January 14, 2000                     By: /s/ John Pazurek
                                            ----------------------------
                                            John Pazurek
                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.    Description


(4.1) First Amendment to Credit Agreement and Consent, dated as of May 1, 1999, by and among the Company, various financial institutions and Firstar Bank Milwaukee, N.A. (now known as Firstar Bank, N.A.), as Agent.

(4.2) Second Amendment to Credit Agreement and Consent, dated as of December 29, 1999, by and among the Company, various financial institutions and Firstar Bank, N.A., as Agent.

(10)           Northland Cranberries, Inc. 2000 Incentive Bonus Plan.

(27)           Financial Data Schedule