Form 10-Q
period 2000-02-29
NORTHLAND CRANBERRIES INC /WI/
filed 2000-04-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000
                               ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Registrant's telephone number, including area code (715) 424-4444
                                                   ----------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock          April 13, 2000               19,702,221
Class B Common Stock          April 13, 2000                  636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets.............................3

            Condensed Consolidated Statements of Operations...................4

            Condensed Consolidated  Statements of Cash Flows..................5

            Notes to Condensed Consolidated Financial Statements..............6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 7-9

   Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk...................................................10

PART II.    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders..............11

   Item 6.  Exhibits and Reports on Form 8-K.................................12

   SIGNATURE.................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                     (Unaudited)
                                                     February 29,   August 31,
                                                         2000          1999
                                                     ------------   -----------
Current assets:
   Cash and cash equivalents                         $       62     $      769
   Accounts and notes receivable                         28,772         35,453
   Inventories                                          107,150         97,060
   Prepaid expenses                                       6,384          3,870
   Deferred income taxes                                  2,313          4,332
                                                     ----------     ----------
      Total current assets                              144,681        141,484

Property and equipment - at cost                        212,276        207,071
   Less accumulated depreciation                         42,137         37,651
                                                     ----------     ----------
      Property and equipment, net                       170,139        169,420

Trademarks, tradenames and goodwill, net                 40,073         41,074
Other assets                                              2,763          2,943
                                                     ----------     ----------
      Total assets                                   $  357,656     $  354,921
                                                     ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $   33,887     $   18,637
   Accrued liabilities                                   12,307          9,925
   Current portion of long-term debt                      2,540          2,354
                                                     ----------     ----------
      Total current liabilities                          48,734         30,916

Long-term debt                                          170,495        147,797
Deferred income taxes                                        --         15,655

Shareholders' equity:
   Common stock - Class A, $.01 par value,
     19,702,221  and 19,655,621 shares issued
     and outstanding, respectively                          197            196
   Common stock - Class B, $.01 par value, 636,202
     shares issued and outstanding                            6              6
   Additional paid-in capital                           148,977        148,769
   Retained earnings  (accumulated deficit)             (10,753)        11,582
                                                     ----------     ----------
      Total shareholders' equity                        138,427        160,553
                                                     ----------     ----------

Total liabilities and shareholders' equity           $  357,656     $  354,921
                                                     ==========     ==========

          See accompanying notes to the condensed financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                  For the three                          For the six
                                                                   months ended                         months ended
                                                         February 29,       February 28,      February 29,       February 28,
                                                             2000               1999              2000               1999
                                                         ------------       ------------       -----------       ------------
Revenues                                                      $68,621            $54,955          $143,588            $89,337

Cost of sales                                                  73,041             34,730           124,596             55,234
                                                              -------            -------          --------            -------

Gross profit (loss)                                            (4,420)            20,225            18,992             34,103
                                                              -------            -------          --------            -------

Costs and expenses:
          Selling, general and administrative                  26,600             18,108            46,547             30,470
          Interest                                              3,492              1,987             6,403              3,290
                                                              -------            -------          --------            -------

                    Total costs and expenses                   30,092             20,095            52,950             33,760
                                                              -------            -------          --------            -------

Income (loss) before income taxes                             (34,512)               130           (33,958)               343

Income taxes (benefit)                                        (13,476)                63           (13,244)               155
                                                              -------            -------          --------            -------

Net income (loss)                                            $(21,036)           $    67          $(20,714)           $   188
                                                              =======            =======          ========            =======

Net income (loss) per share:
          Basic                                               $ (1.04)           $  0.00          $  (1.02)           $  0.01
                                                              =======            =======          ========            =======

          Diluted                                             $ (1.04)           $  0.00          $  (1.02)           $  0.01
                                                              =======            =======          ========            =======


   See accompanying notes to the condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                    For the six months ended
                                                                     February       February
                                                                     29, 2000       28, 1999
                                                                    ----------     ----------
Operating activities:
   Net income(loss)                                                 $  (20,714)    $      188
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization of property and equipment           4,487          3,681
       Amortization of tradenames, trademarks and goodwill               1,252            493
       Provision (benefit) for deferred income taxes                   (13,636)           187
       Inventory lower of cost or market adjustment                     27,000             --
       Changes in assets and liabilities
         (net of effects of business acquisition):
            Receivables and prepaid expenses                             4,166         (9,835)
            Inventories                                                (38,046)       (28,397)
            Accounts payable and accrued liabilities                    19,140          1,821
                                                                    ----------     ----------
       Net cash used in operating activities                           (16,351)       (31,862)
                                                                    ----------     ----------

Investing activities:
   Acquisition of business                                                  --        (29,281)
   Property and equipment purchases                                     (4,471)        (3,737)
   Other                                                                  (546)          (518)
                                                                    ----------     ----------
     Net cash used in investing activities                              (5,017)       (33,536)
                                                                    ----------     ----------
Financing activities:
   Net increase in borrowings under revolving credit facilities         23,300         68,450
   Payments on long-term debt                                           (1,227)        (1,460)
   Dividends paid                                                       (1,621)        (1,577)
   Proceeds from exercise of stock options                                 209            359
   Other                                                                    --            (35)
                                                                    ----------     ----------
     Net cash provided by financing activities                          20,661         65,737
                                                                    ----------     ----------
Net (decrease) increase in cash and cash equivalents                      (707)           339

Cash and cash equivalents
   Beginning of period                                                     769            633
                                                                    ----------     ----------
   End of period                                                    $       62     $      972
                                                                    ==========     ==========
Supplemental cash flow information:
   Cash paid for:
     Interest (net of amounts capitalized)                          $    6,067     $    3,178
     Income taxes, net                                              $      846     $       12

   See accompanying notes to the condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION
------------------------------

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of February 29, 2000, the results of its operations for the three-month and six-month periods ended February 29, 2000 and February 28, 1999, respectively, and its cash flows for the six-month periods ended February 29, 2000 and February 28, 1999, respectively. The Company's consolidated balance sheet as of August 31, 1999 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

    The Company periodically reviews long-lived assets to assess recoverability, and impairments will be recognized in operating results if a permanent diminution in value occurs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

GENERAL

     On March 8, 2000, after the end of our fiscal second quarter, we sold the inventory, raw materials, contracts and intangible assets comprising our private label juice business to Cliffstar Corporation in return for Cliffstar's promissory note for $28 million, bearing interest at a rate of 10% per annum, and approximately $6.3 million in cash related to inventory transferred to Cliffstar on the closing date. We are also entitled to receive approximately $4 million in installment payments over the remainder of fiscal 2000 for cranberry concentrate sold to Cliffstar. We may also receive additional amounts pursuant to an earn out provision over a period of six years from the closing date. We also entered into a co-packing agreement with Cliffstar pursuant to which we will process certain juice products for Cliffstar, as well as a cranberry purchase agreement pursuant to which Cliffstar will purchase cranberries from us for use in its juice products. No plants or equipment were included in the sale. Our private label juice business represented approximately $43 million of the Company's $237 million in fiscal 1999 revenues and approximately $19 million of the Company's $144 million in revenues for the first six months of fiscal 2000. As a result of the sale, we expect to realize an after-tax gain of approximately $1.2 million, or approximately $0.06 per share, in the third quarter of fiscal 2000.

     On March 30, 2000, the Cranberry Marketing Committee forwarded a recommendation to the U.S. Secretary of Agriculture to invoke a marketing order that would limit the amount of fruit that could be harvested and delivered to handlers during the domestic 2000 crop year. The recommendation consisted of a maximum producer allotment of approximately 85% of a grower's average historical harvest. The recommendation, if approved, would limit the total 2000 cranberry crop to approximately 5.4 million barrels. We cannot determine whether or to what extent this order, if adopted, would impact our results of operations.

RESULTS OF OPERATIONS

     Total revenues for the three months ended February 29, 2000 were $68.6 million, a 24.9% increase over revenues of $55.0 million in the prior year's second quarter. Revenues for the six-month period ended February 29, 2000 increased 60.7% to $143.6 million from $89.3 million during the same period in fiscal 1999. The increased revenues were primarily due to the effects of a full six months of sales of our Seneca branded products, as well as increases over the prior year period in our co-packing sales and sales to the foodservice channels. Trade industry data for the 12-week period ended February 27, 2000 showed that our Northland brand 100% juice products achieved an 11.1% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 12.8% market share for the 12-week period ended February 28, 1999. However, that decrease was offset by gains in market share as a result of our successful launch of our Seneca brand cranberry juice product line, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of 13.6% for the 12-week period ended February 27, 2000.

     In the second quarter of fiscal 2000, we took a $27.0 million pre-tax, non-cash, lower of cost or market charge to cost of sales which resulted in reducing the carrying value of our cranberry inventory to market value. The charge amounted to an $0.81 per share loss on an after-tax basis. The write-down was required under generally accepted accounting principles as a result of (i) the rapid decline in per-barrel prices of cranberries from $85 only two years ago to around $20 or less today caused by three straight industry record cranberry crops; (ii) our historical fixed price cranberry crop purchase contracts with other growers that locked in these higher prices to growers who delivered their cranberries to us; and (iii) the increased levels of competitive price discounting and selling activities necessary to sell product in the marketplace. We have revised our cranberry crop purchase agreements so that our cranberry crop purchase pricing now adjusts to correspond with then current cranberry market prices. Additionally, the Cranberry Marketing Committee has recently recommended a federal marketing order for adoption which, if adopted, could reduce the industry-wide cranberry crop for the year 2000 from the levels

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONT.)
          ------------------------------------------


that would have otherwise existed. We cannot determine whether or to what extent this marketing order, if adopted, would impact our results of operations. We expect that the inventory write-down will reduce the cost of sales of our branded cranberry juice products, positively impacting gross margins in the future.

     Cost of sales for the second quarter of fiscal 2000 was $73.0 million compared to $34.7 million for the second quarter of fiscal 1999, resulting in gross margins of (6.4)% and 36.8% in each respective period. Cost of sales for the six-month period ended February 29, 2000 was $124.6 million compared to $55.2 million in the same period in fiscal 1999, yielding gross margins of 13.2% and 38.2%, respectively. Cost of sales without taking into account the effects of the inventory write-down would have been $46.0 million and $97.6 million for the three- and six-month periods ended February 29, 2000, which would have resulted in gross margins of 32.9% and 32.0%, respectively. The decrease in gross margin in fiscal 2000 was primarily due to the lower of cost or market inventory write-down. We expect that our gross margins during the remainder of fiscal 2000 should be higher due to lower cost of goods sold resulting from the inventory write-down and the recent sale of our private label juice business. However, our gross margins will continue to be dependent upon our relative product mix and competitive market conditions.

     Additionally, in the second quarter of fiscal 2000, we took a pre-tax $3.8 million charge to earnings (selling, general and administrative expense) in order to provide for certain uncollectible accounts receivable related to unauthorized customer deductions and discounts. The charge amounted to an approximate $0.11 per share loss on an after-tax basis. We intend to continue to pursue collection of these amounts where it is cost effective to do so.

     Selling, general and administrative expenses were $26.6 million, or 38.8% of total revenues, for the three-month period ended February 29, 2000 compared to $18.1 million, or 33.0% of total revenues in the prior year's second fiscal quarter. Selling, general and administrative expenses were $46.5 million, or 32.4% of total revenues, for the six-month period ended February 29, 2000, compared to $30.5 million, or 34.1% of total revenues, during the same period in the prior fiscal year. This increase in selling, general and administrative expenses was primarily attributable to (i) the provision for uncollectible accounts receivable discussed above; (ii) costs related to our aggressive marketing campaign to support the development and growth of our Northland brand 100% juice products and Seneca brand juice products; (iii) expenses to support our Seneca brand; (iv) one-time unanticipated expenses associated with the national introduction of our new easy grip bottle; and (v) other increased expenses and materials costs. We expect to continue to spend heavily on support and development of our brand through the remainder of fiscal 2000 in light of the expected continued heavy price discounting and promotional activity by our competition.

     Interest expense was $3.5 million and $6.4 million for the three- and six-month periods ended February 29, 2000 compared to $2.0 million and $3.3 million during the same periods in fiscal 1999. The increase in our interest expense was largely due to increased debt levels during the three-and six-month periods as a result of funding previous acquisitions and increased working capital needs.

     Net loss and per share loss for the three- and six-month periods ended February 29, 2000 were $21,036,000, or $1.04 per share, and $20,714,000, or
$1.02 per share, respectively, compared to fiscal 1999 second quarter and first six months' net income and per share earnings

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONT.)
          ------------------------------------------


of $67,000, or $0.00 per share, and $188,000, or $0.01 per share, respectively. Approximately $16.5 million of the net after-tax loss was attributable to the non-cash inventory market write-down. Approximately $2.3 million of the net after-tax loss was attributable to the provision for uncollectible receivables related to unauthorized customer deductions and discounts. Approximately $2.2 million and $1.9 million of the net loss was attributable to operations in the three- and six-month periods ended February 29, 2000, respectively.

FINANCIAL CONDITION

     Net cash used for operating activities was $16.4 million in the first six months of fiscal 2000 compared to $31.9 million used for operating activities in the same period in fiscal 1999. Net cash used for operating activities during the first six months of fiscal 2000 was the result of increases in current assets exceeding increases in current liabilities during the period. Inventory increased $11.0 million, net of the $27.0 million non-cash lower of cost or market adjustment, due primarily to the fall harvest of our crop, our purchase of raw cranberries from other independent cranberry growers, our purchase of Concord grapes from an independent growers' cooperative, and increased raw materials and finished goods inventories to support our juice sales. Accounts receivable and other current assets decreased $4.2 million primarily due to changes in collection practices and reduced sales. Accounts payable and accrued liabilities increased $19.1 million due primarily to increased inventory levels and marketing spending. Working capital decreased $14.6 million to $95.9 million at February 29, 2000 compared to working capital of $110.5 million at August 31, 1999. Our current ratio decreased to 3.0 to 1.0 from 4.6 to 1.0 at August 31, 1999.

     Net cash used for investing activities decreased during the six-month period ended February 29, 2000 to $5.0 million from $33.5 million during the same period in the prior fiscal year. The decrease was principally the result of the acquisition of the Seneca juice business in fiscal 1999.

     Net cash provided by financing activities was $20.7 million in the six-month period ended February 29, 2000, compared to $65.7 million during the same period in the prior fiscal year. Our debt increased $22.1 million in the first six months of fiscal 2000 primarily due to cash used in operations and purchases of property and equipment. Our total debt (including current portion) was $173.0 million at February 29, 2000 for a total debt-to-equity ratio of 1.25 to 1.00 compared to total debt of $150.2 million and a total debt-to-equity ratio of 0.94 to 1.00 at August 31, 1999. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year. As of February 29, 2000, the principal amount outstanding under our new revolving credit facility was $147.4 million, with an additional $7.6 million available under our credit facilities. Effective in the second quarter of fiscal 2000, we obtained a waiver from our syndicate of bsnks of certain covenant defaults under our credit facility that resulted primarily from the write-down of inventory. Additionally, we agreed to modification of certain covenants related to our performance in the third and fourth quarters of this fiscal year. We believe we will likely need to continue to renegotiate the terms of our credit facility prior to the end of this fiscal year. We believe that our credit facilities, together with cash generated from operations and our intended actions to reduce our near-term working capital requirements, should be sufficient to fund our ongoing operational needs for the upcoming third fiscal quarter.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

     We make certain "forward-looking statements," in this Form 10-Q, including statements about our future plans, goals and other events that have not yet occurred. We intend that these statements will qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because the context of such statements will include words such as "believes," "anticipates," "expects," or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (i) development, market share growth, and continued consumer acceptance of our branded juice products, (ii) strategic actions of our competitors in pricing, marketing, and advertising, (iii) aggressive spending to support our branded products; (iv) the results of the sale of our private label business; (v) the ultimate adoption and implementation of marketing orders of the Cranberry Marketing Committee of the United States Department of Agriculture; and (vi) agricultural factors affecting our crop and the crop of other North American growers. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our management's knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

     We have not experienced any material changes in our market risk since August 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     At the Company's annual meeting of shareholders held on January 5, 2000, John C. Seramur, Jeffrey J. Jones, John Swendrowski, Patrick F. Brennan, Robert
E. Hawk, LeRoy J. Miles and Pat Richter were elected as directors of the Company for terms expiring at the 2001 annual meeting of shareholders and until their successors are duly qualified and elected. As of the November 19, 1999 record date for the annual meeting, 19,702,221 shares of Class A Common Stock and 636,202 shares of Class B Common Stock were outstanding and eligible to vote. Of these, 17,753,177 shares of Class A Common Stock and all shares of Class B Common Stock voted at the meeting in person or by proxy. Class A shares are entitled to one vote each, while Class B shares are entitled to three votes each. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                                Shares
       Name of Nominee           Shares Voted For        Withholding Authority
       ---------------           ----------------        ---------------------

       John C. Seramur              19,484,480                  177,303
       Jeffrey J. Jones             19,486,537                  175,246
       John Swendrowski             19,484,847                  176,936
       Patrick F. Brennan           19,485,300                  176,483
       Robert E. Hawk               19,480,558                  181,225
       LeRoy J. Miles               19,486,102                  175,681
       Pat Richter                  19,477,815                  183,968

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We did not file any reports on Form 8-K during the quarterly period to which this Form 10-Q relates. We filed the following reports on Form 8-K during the third quarter of fiscal 2000 through the date of this Quarterly Report on Form 10-Q:

           Date Filed       Date of Report           Item
           ----------       --------------           ----

         March 8, 2000      March 7, 2000       Item 5 - Announcement of
                                                Retention of Investment
                                                Bankers, Earnings Charge and
                                                Earnings Results

         March 23, 2000     March 8, 2000       Item 2 - Disposition of Private
                                                Label Juice Business

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Financial Officer thereunto duly authorized.


                                    NORTHLAND CRANBERRIES, INC.



DATE: April 14, 2000                    By: /s/ John Pazurek
                                        --------------------
                                        John Pazurek
                                        Chief Financial Officer

                                  EXHIBIT INDEX

      Exhibit No.    Description

          4.1        Collateral Pledge Agreement, dated April 13, 2000.

          4.2        Third Amendment to Credit  Agreement and Limited
                     Waiver, dated effective February 29, 2000, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank, N.A., as agent.

          27         Financial Data Schedule