Form 10-Q
period 2000-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2000-07-17
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000
                               ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (715) 424-4444
                                                   --------------

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

Class A Common Stock          July 12, 2000               19,702,221
Class B Common Stock          July 12, 2000                  636,202

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

            Condensed Consolidated Balance Sheets.............................3

            Condensed Consolidated Statements of Operations...................4

            Condensed Consolidated  Statements of Cash Flows..................5

            Notes to Condensed Consolidated Financial Statements..............6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................7-11

   Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk...................................................12

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................13

   Item 6.  Exhibits and Reports on Form 8-K.................................14

            SIGNATURE........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS
                                                     (Unaudited)
                                                       May 31,       August 31,
                                                        2000            1999
                                                     ------------   -----------
Current assets:
     Cash and cash equivalents                       $      166     $      769
     Accounts and notes receivable                       30,773         35,453
     Inventories                                         99,067         97,060
     Prepaid expenses                                     4,839          3,870
     Deferred income taxes                                2,310          4,332
                                                     -----------    -----------
          Total current assets                          137,155        141,484

Property and equipment - at cost                        213,149        207,071
     Less accumulated depreciation                       44,148         37,651
                                                     -----------    -----------
          Property and equipment, net                   169,001        169,420

Note receivable, less current maturities                 26,500             --
Trademarks, tradenames and goodwill, net                 17,952         41,074
Other assets                                              3,003          2,943
                                                     -----------    -----------

      Total assets                                   $  353,611     $  354,921
                                                     ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   30,447     $   18,637
     Accrued liabilities                                  9,756          9,925
     Current portion of long-term debt                    2,540          2,354
                                                     -----------    -----------
          Total current liabilities                      42,743         30,916

Long-term debt                                          177,663        147,797
Deferred income taxes                                        --         15,655

Shareholders' equity:
     Common stock-Class A, $.01 par value,
          19,702,221 and 19,655,621 shares issued
          and outstanding, respectively                     197            196
     Common stock-Class B, $.01 par value, 636,202
          Shares issued and outstanding                       6              6
     Additional paid-in capital                         148,977        148,769
     Retained earnings (accumulated deficit)            (15,975)        11,582
                                                     -----------    -----------
          Total shareholders' equity                    133,205        160,553
                                                     -----------    -----------

     Total liabilities and shareholders' equity      $  353,611     $  354,921
                                                     ==========     ==========

   See accompanying notes to the condensed consolidated financial statements.


                                            NORTHLAND CRANBERRIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                    (Unaudited)

                                                            For the three                  For the nine
                                                            months ended                   months ended
                                                       May 31,        May 31,        May 31,        May 31,
                                                        2000           1999           2000           1999
                                                     ----------     ----------     ----------     -----------
Revenues                                             $   61,417     $   70,895     $  205,005     $   160,232

Cost of sales                                            39,322         47,314        163,918         102,548
                                                     ----------     ----------     ----------     -----------

Gross profit                                             22,095         23,581         41,087          57,684

Selling, general and administrative
  expenses                                               25,425         17,968         71,973          48,438

Gain on disposal of business                             (2,144)            --         (2,144)             --
                                                     ----------     ----------     ----------     -----------

Income (loss) from operations                            (1,186)         5,613        (28,742)          9,246

Interest expense                                         (3,908)        (2,614)       (10,311)         (5,904)

Interest income                                             684             --            684              --
                                                     ----------     ----------     ----------     -----------

Income (loss) before income taxes                        (4,410)         2,999        (38,369)          3,342

Income taxes (benefit)                                       --          1,184        (13,244)          1,339
                                                     ----------     ----------     ----------     -----------

Net income (loss)                                    $   (4,410)    $    1,815     $  (25,125)    $     2,003
                                                     ==========     ==========     ==========     ===========

Net income (loss) per share:
          Basic                                      $    (0.22)    $     0.09     $    (1.19)    $      0.10
                                                     ==========     ==========     ==========     ===========

          Diluted                                    $    (0.22)    $     0.09     $    (1.19)    $      0.10
                                                     ==========     ==========     ==========     ===========


   See accompanying notes to the condensed consolidated financial statements.

                                     NORTHLAND CRANBERRIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                             (Unaudited)
                                                                                      For the nine months ended

                                                                                       May 31,           May 31,
                                                                                        2000              1999
                                                                                    -------------     -------------
Operating activities:
     Net income (loss)                                                               $  (25,125)       $    2,003
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
              Depreciation and amortization of property and equipment                     6,497             5,739
              Amortization of tradenames, trademarks and goodwill                         1,414               760
              Provision (benefit) for deferred income taxes                             (13,636)              978
              Inventory lower of cost or market adjustment                               27,000                --
              Gain on disposal of business                                               (2,144)               --
              Changes in assets and liabilities
                 (net of effects of business acquisitions and disposition):
                      Receivables and prepaid expenses                                     (647)           (7,296)
                       Inventories                                                      (35,642)          (41,526)
                       Accounts payable and accrued liabilities                          14,149               916
                                                                                    -------------     -------------
               Net cash used in operating activities                                    (28,134)          (38,426)
                                                                                    -------------     -------------

Investing activities:
     Acquisitions of businesses                                                              --           (31,700)
     Proceeds from disposition of business                                                7,072                --
     Property and equipment purchases                                                    (5,704)           (6,186)
     Other                                                                                 (856)             (494)
                                                                                    -------------     -------------
          Net cash provided by (used in) investing activities                               512           (38,380)
                                                                                    -------------     -------------

Financing activities:
     Net increase in borrowings under revolving credit facilities                        30,750            87,150
     Payments on long-term debt                                                          (1,508)           (8,460)
     Dividends paid                                                                      (2,432)           (2,385)
     Proceeds from exercise of stock options                                                209               359
     Other                                                                                   --              (249)
                                                                                    -------------     -------------
          Net cash provided by financing activities                                      27,019            76,415
                                                                                    -------------     -------------

Net decrease in cash and cash equivalents                                                  (603)             (391)

Cash and cash equivalents
     Beginning of period                                                                    769               633
                                                                                    -------------     -------------

     End of period                                                                   $      166        $      242
                                                                                     ==========        ==========

Supplemental cash flow information:
     Cash paid for:
          Interest (net of amounts capitalized)                                      $    8,233        $    5,227
          Income taxes, net                                                          $      846        $      409


   See accompanying notes to the condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION
-------------------------------

     The condensed consolidated financial statements included herein have been prepared by Northland Cranberries, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2000, the results of its operations for the three-month and nine-month periods ended May 31, 2000 and 1999, respectively, and its cash flows for the nine-month periods ended May 31, 2000 and 1999, respectively. The Company's consolidated balance sheet as of August 31, 1999 included herein has been taken from the Company's audited financial statements of that date included in the Company's latest annual report.

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

     Certain amounts previously reported have been reclassified to conform to the current presentation.

     The   Company    periodically   reviews   long-lived   assets   to   assess
recoverability, and impairments will be recognized in operating results if a permanent diminution in value occurs.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

     On March 8, 2000, we completed the sale of our private label juice business to Cliffstar Corporation ("Cliffstar"), based in Dunkirk, New York. The private label juice business assets we sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28 million which will be amortized over six years and bears interest at a rate of 10% per annum, as well as approximately $7.1 million in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date.

     Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. We may also receive additional amounts related to inventory following completion of a transition period and final inventory adjustments, as well as approximately $2.7 million in installment payments over the remainder of the year 2000 for cranberry concentrate sold to Cliffstar. We also entered into certain ancillary agreements with Cliffstar, including among them a Co-packing Agreement pursuant to which we will pack specified quantities of Cliffstar juice products during each year of the period in which Cliffstar is making earn-out payments to us.

     Please see "Part II - Other Information - Item 1 - Legal Proceedings" for a discussion of a lawsuit involving this transaction that was recently filed by Cliffstar.

     The United States Department of Agriculture recently adopted a federal marketing order that had previously been recommended by the Cranberry Marketing Committee. The order is applicable to the entire domestic cranberry industry and will generally operate to reduce the industry-wide cranberry crop for the year 2000 from the levels that would otherwise have existed. Our efforts to comply with the marketing order will include reducing cranberry production on certain of our properties with the highest per barrel costs of production. We cannot determine whether or to what extent the marketing order will impact our results of operations.

RESULTS OF OPERATIONS

     Total revenues for the three months ended May 31, 2000 were $61.4 million, a 13.4% decrease over revenues of $70.9 million in the prior year's third quarter. Revenues for the nine-month period ended May 31, 2000 increased 27.9% to $205.0 million from $160.2 million during the same period in fiscal 1999. The private label juice business, which we sold to Cliffstar, had revenues of approximately $1.2 million and $11.5 million for the three months ended May 31, 2000 and 1999, respectively, and approximately $20.2 and $26.6 for the nine months ended May 31, 2000 and 1999, respectively. The decreased revenues for the three-month period were primarily due to the sale of the private label juice business. The increased revenues in the nine-month period were primarily due to the effects of a full nine months of sales of our Seneca branded products, which we acquired on December 30, 1998, as well as increases over the prior year period in our co-packing sales and sales to the foodservice channels, all offset by the loss of revenue related to the private label juice business that we sold. Trade industry data for the 12-week period ended May 21, 2000 showed that our Northland brand 100% juice products achieved a 10.0% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 13.4% market share for the 12-week period ended May 23, 1999. However, that decrease was offset by gains in market share of our Seneca brand cranberry juice product line, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of 12.9% for the 12-week period ended May 21, 2000.

     In the second quarter of fiscal 2000, we took a $(27.0) million pre-tax, non-cash, lower of cost or market charge to cost of sales which resulted in reducing the carrying value of our cranberry inventory to market value. The charge amounted to an $(0.81) per share loss on an after-tax basis. The write-down was required under generally accepted accounting principles as a result of (i) the rapid decline in per-barrel prices of cranberries; (ii) our historical fixed price cranberry crop purchase contracts with other growers that locked in these higher prices to growers who delivered their cranberries to us; and (iii) the increased levels of competitive price discounting and selling activities necessary to sell product in the marketplace. We have revised our cranberry crop purchase agreements so that our cranberry crop purchase pricing now adjusts to correspond with then current cranberry market prices.

     Cost of sales for the third quarter of fiscal 2000 was $39.3 million compared to $47.3 million for the third quarter of fiscal 1999, resulting in gross margins of 36.0% and 33.3% in each respective period. This decrease in cost of sales was primarily the result of reduced sales due to the sale of the private label juice division. Cost of sales for the nine-month period ended May 31, 2000 was $163.9 million compared to $102.5 million in the same period in fiscal 1999, yielding gross margins of 20.0% and 36.0%, respectively. The increase in cost of sales during the nine-month period was primarily the result of the inventory write-down and the inclusion of a full nine months of sales of Seneca brand products, offset by the reduction in sales volume due to the sale of the private label juice business. Cost of sales without taking into account the effects of the inventory write-down would have been $136.9 million for the nine-month period ended May 31, 2000, which would have resulted in gross margins of 33.2%.

     Selling, general and administrative expenses were $25.4 million, or 41.4% of total revenues, for the three-month period ended May 31, 2000 compared to $18.0 million, or 25.3% of total revenues in the prior year's third fiscal quarter. This increase is generally the result of increased marketing and promotional spending associated with supporting sales of our Northland and Seneca brand products. Selling, general and administrative expenses were $72.0 million, or 35.1% of total revenues, for the nine-month period ended May 31, 2000, compared to $48.4 million, or 30.2% of total revenues, during the same period in the prior fiscal year. This increase in selling, general and administrative expenses was primarily attributable to (i) the second quarter pre-tax $(3.8) million charge to provide for certain uncollectible accounts receivable related to unauthorized customer deductions and discounts; (ii) costs related to marketing activities to support the development and growth of our Northland brand 100% juice products and Seneca brand juice products; and (iii) expenses associated with the national introduction of our new easy grip bottle. We expect to continue to spend heavily on support and development of our brands through the remainder of fiscal 2000 in light of the expected continued heavy price discounting and promotional activity by our competition. However, such continued heavy spending will depend upon our cash position through the remainder of the fiscal year.

     We recognized a pre-tax gain of approximately $2.1 million in the third quarter of fiscal 2000 as a result of the sale of the private label juice business.

     Interest expense was $3.9 million and $10.3 million for the three- and nine-month periods ended May 31, 2000 compared to $2.6 million and $5.9 million during the same periods in fiscal 1999. The increase in our interest expense was largely due to increased debt levels during the three-and nine-month periods as a result of funding previous acquisitions and increased working capital needs. We expect our interest expense to increase significantly in the fourth quarter as a result of the increased interest rate applicable to our outstanding borrowings under our amended credit facility as discussed below under "--Financial Condition."

     Interest income was $0.7 million for the three-and nine-month periods ended May 31, 2000. The interest income was the result of a $28.0 million note received in connection with the sale of the private label juice business during the third quarter of fiscal 2000.

     No tax benefit was recorded in the third quarter of fiscal 2000 because of concerns over the ultimate realization of those benefits.

     Net loss and per share loss for the three- and nine-month periods ended May 31, 2000 were $(4.4) million, or $(0.22) per share, and $(25.1) million, or $(1.19) per share, respectively, compared to fiscal 1999 third quarter and first nine months' net income and per share earnings of $1.8 million, or $0.09 per share, and $2.0 million, or $0.10 per share, respectively. Approximately $(16.5) million of the net after-tax loss for the nine-month period ended May 31, 2000 was attributable to the non-cash inventory market write-down.

FINANCIAL CONDITION

     Net cash used for operating activities was $28.1 million in the first nine months of fiscal 2000 compared to $38.4 million used for operating activities in the same period in fiscal 1999. Net cash used for operating activities during the first nine months of fiscal 2000 was the result of increases in current assets exceeding increases in current liabilities during the period. Inventory increased $35.6 million, net of the $27.0 million non-cash lower of cost or market adjustment, due primarily to the fall harvest of our crop, our purchase of raw cranberries from other independent cranberry growers, our purchase of Concord grapes from an independent growers' cooperative, and increased raw materials and finished goods inventories to support our juice sales. Accounts payable and accrued liabilities increased $14.1 million due primarily to increased inventory levels and marketing spending as well as extending payment to certain vendors. Working capital decreased $16.3 million to $94.4 million at May 31, 2000 compared to working capital of $110.6 million at August 31, 1999. Our current ratio decreased to 3.2 to 1.0 from 4.6 to 1.0 at August 31, 1999.

     Operating activities used substantial amounts of cash during the nine months ended May 31, 2000 due primarily to the high levels of marketing and promotional spending necessary to drive sales of our branded products in light of the continued heavy promotional spending by our competition. As a result, we have incurred operating losses and experienced negative cash flow from operations during the past two fiscal quarters. We cannot assure you that these trends will change in our upcoming fourth quarter. Additionally, we have nearly reached our borrowing capacity under our revolving credit facility and continue to experience cash flow difficulties caused by market pricing pressures. These factors, combined with lower than anticipated sales in the third quarter and our current inventory levels, have decreased our working capital and increased our outstanding accounts payable with our vendors and other trade creditors. We believe that our pricing and promotional strategies, combined with increased sales, certain cost-cutting measures and potential proposed financing activities, should help to ease the cash flow burden over the next fiscal quarter and help allow us to reduce our accounts payable.

     Net cash provided by investing activities during the nine-month period ended May 31, 2000 of $0.5 million was primarily the result of proceeds from the sale of the private label juice business offset by property and equipment purchases of $5.7 million.

     Net cash used in investing activities during the nine-month period ended May 31, 1999 of $38.4 million was primarily the result of the acquisitions of the Seneca juice business and certain assets of Clermont, Inc. offset by property and equipment purchases of approximately $6.2 million.

     Net cash provided by financing activities was $27.0 million in the nine-month period ended May 31, 2000, compared to $76.4 million during the same period in the prior fiscal year. Our debt increased $30.7 million in the first nine months of fiscal 2000 primarily due to borrowings used to support our operations. Our total debt (including current portion) was $180.2 million at May 31, 2000 for a total debt-to-equity ratio of 1.4 to 1.00 compared to total debt of $150.2 million and a total debt-to-equity ratio of 0.94 to 1.00 at August 31, 1999. We utilize our revolving bank credit facility, together with cash generated from operations, to fund our working capital requirements throughout the fiscal year. As of May 31, 2000, the principal amount outstanding under our revolving credit facility was $154.8 million, with an additional $0.2 million available under our credit facilities. In both the second and third quarters of fiscal 2000, we obtained waivers from our syndicate of banks of certain covenant defaults under our credit facility that resulted primarily from our operating performance. Specifically, in the third quarter, we obtained a waiver and agreed to modify certain covenants related to our performance in the fourth quarter of this fiscal year, as well as an increase in the interest rate on certain borrowings up to prime plus 1.25% and our payment of a $100,000 waiver fee. We also granted the bank group a lien on our corporate headquarters and our Hanson marsh in Massachusetts. We believe we will likely need to continue to renegotiate the terms of our credit facility prior to the end of this fiscal year. Additionally, we intend to work closely with our trade creditors in managing the terms of our accounts payable. However, we cannot assure you that we will be successful in these efforts, particularly without increased product sales. Our failure to manage payables would likely have a material adverse effect on our financial condition and liquidity position. We intend to use our best efforts to fund our ongoing operational needs for the upcoming fourth fiscal quarter through (i) cash generated from operations; (ii) our intended actions to reduce our near-term working capital requirements; (iii) additional measures to reduce costs and improve cash flow from operations; and (iv) the possible results of our previously announced process of exploring strategic alternatives, including potentially additional equity financing or a sale of all or a portion of the company. However, we cannot assure that we will be able to obtain additional financing or that cash flow from operations will be sufficient to meet our ongoing cash requirements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

     We make certain "forward-looking statements," in this Form 10-Q, including statements about our future plans, goals and other events that have not yet occurred. We intend that these statements will qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because the context of such statements will include words such as "believes," "anticipates," "expects," or words of similar import. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including risks associated with (i) development, market share growth, and continued consumer acceptance of our branded juice products, (ii) strategic actions of our competitors in pricing, marketing, and advertising, (iii) aggressive spending to support our branded products; (iv) the results of the sale of our private label business; (v) the implementation of marketing order of the Cranberry Marketing Committee of the United States Department of Agriculture; (vi) agricultural factors affecting our crop and the crop of other North American growers; and (vii) our ability to comply with the terms and conditions of and to satisfy our responsibilities under our amended credit facility. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our management's knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

     We have not experienced any material changes in our market risk since August 31, 1999 other than the increased interest rate under our amended credit facility as previously discussed.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
---------------------------

     On March 8, 2000, we consummated the sale of our private label juice business to Cliffstar. For additional information regarding this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." In connection with this transaction, on July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western
District of New York, alleging, among other things, that we breached certain representations and warranties in the purchase agreement regarding (i) changes in our business since August 31, 1999 and (ii) the value of certain concentrate purchased by Cliffstar in the transaction. Cliffstar is seeking unspecified damages and/or recission of the transaction. We believe we have strong defenses to these claims and intend to vigorously defend against them and to pursue any counterclaims we may have against Cliffstar.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.        Exhibits

          Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.        Form 8-K

          We filed the following reports on Form 8-K during the third quarter of fiscal 2000:

           Date Filed      Date of Report              Item
           ----------      --------------              ----
          March 8, 2000    March 7, 2000    Item 5-Announcement of
                                                   Retention of Investment
                                                   Bankers, Earnings Charge and
                                                   Earnings Results

          March 23, 2000   March 8, 2000    Item 2-Disposition of Private
                                                   Label Juice Business

          May 22, 2000     March 8, 2000    Item 7-Financial Statements and
                                                   Exhibits for Disposition of
                                                   Private Label Juice Business

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned Chief Executive Officer thereunto duly authorized.


                                            NORTHLAND CRANBERRIES, INC.





DATE: July 17, 2000
                                            By: /s/ John Swendrowski
                                                ------------------------------
                                                John Swendrowski
                                                Chief Executive Officer

                                  EXHIBIT INDEX

            Exhibit No.       Description

               4 Fourth Amendment to Credit Agreement and Limited Waiver, dated as of July 17, 2000, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank, N.A., as agent

               10.1           Northland  Cranberries,  Inc.,  Severance and Stay
                              Bonus Plan

               10.2 Letter Agreement, dated April 21, 2000, by and between Northland Cranberries, Inc. and Scott R. Corriveau

               27             Financial Data Schedule