Form 10-K405
period 2000-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2000-11-29
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 2000
OR

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

                           Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 24, 2000:
                                   $15,480,721

Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 24, 2000:

             Class A Common Stock, $.01 par value: 19,702,221 shares
              Class B Common Stock, $.01 par value: 636,202 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy Statement for 2001 annual meeting of shareholders scheduled to be held January 30, 2001 (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III, to the extent indicated therein).

                                     PART I
                                     ------

                Special Note Regarding Forward-Looking Statements

          We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including, without limitation, risks associated with (i) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our new 27% Solution; (ii) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (iii) the implementation of the marketing order of the Cranberry Marketing Committee of the United States Department of Agriculture and the cranberry purchase program adopted by the United States Congress; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our amended credit facility, with respect to which we are currently in default of certain covenants as well as certain principal and interest payment provisions; (vi) our ability to secure additional financing and/or generate sufficient cash from operations as may be necessary to fund working capital requirements and continue as a going concern; (vii) the results of our previously announced exploration of strategic alternatives; (viii) the results of our internal organizational restructuring described in this Form 10-K, including, without limitation, the results of the restructuring of certain of our sales and marketing functions through our agreement with Crossmark, Inc.; (ix) our ability to manage our trade payables; and (x) our ability to continue to meet the listing requirements of The Nasdaq National Market, including, without limitation, the requirement that our Class A Common Stock maintain a minimum bid price above $1.00 per share. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We will not necessarily update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition.

Item 1.  Business.
------------------

                                     General

          We are a grower, processor and marketer of cranberries, branded cranberry products and fruit beverages. Our products include:

          o Northland brand 100% juice cranberry blends (including our newly introduced 27% Solution cranberry blends with 27% cranberry juice), which we sell through supermarkets, drug store chains, mass merchandisers, club stores, foodservice outlets and convenience stores;

          o Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape, cranberry and orange juice products, and frozen juice concentrate products, including apple, grape and cranberry juice products;

          o Northland brand fresh cranberries, which we sell to retail and wholesale customers;

          o private label cranberry sauce, which we sell to wholesale and retail customers for sale under their own labels;

          o Awake frozen orange-flavored concentrate; and

          o cranberry juice concentrate, single-strength cranberry juice, sweetened dried cranberries and frozen and whole sliced cranberries, which we sell to industrial and ingredient customers.

          We began our business in 1987 as a cranberry grower and member of the Ocean Spray Cranberries, Inc. marketing cooperative. In 1993, we left Ocean Spray and introduced Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In fiscal 1999, we acquired the eastern juice division of Seneca Foods Corporation, including the right to produce and sell nationwide Seneca brand products, Seneca's TreeSweet and Awake brand names, as well as additional processing, distribution and receiving facilities. In fiscal 2000, we sold our private label juice business, which we acquired in July 1998 from Minot Food Packers, Inc., to Cliffstar Corporation. As of September 10, 2000, our Northland branded juice products were available in all 50 states and in approximately 92% of supermarkets nationwide according to data compiled by Information Resources, Inc. ("IRI").

          Fiscal 2000 was a difficult year. The industry's fall 1999 cranberry harvest represented the third consecutive nationwide bumper crop, adding more raw fruit to an already oversupplied industry. As a result, the per barrel price of cranberries continued to drop. Primarily due to our supply of cranberries in inventory at historically higher cost (not only because of our internal costs to grow cranberries, but also our historical fixed price cranberry crop purchase contracts with other growers that locked in higher prices to growers who delivered their cranberries to us), we were required under generally accepted accounting principles to write-down the value of our cranberry inventory by approximately $57.4 million during the fiscal year. In addition, heavy price and promotional discounting by Ocean Spray and others throughout the fiscal year made it necessary for us to continue our relatively high levels of marketing and promotional spending in order to maintain sales levels and market share in the shelf-stable bottled cranberry beverage category. Compounding our problems in fiscal 2000 were unanticipated difficulties associated with a planned conversion of our internal information systems, made necessary by our rapid growth over the preceding three fiscal years, which required substantial time and effort from our senior level management to oversee and implement (generally without the assistance of our Chief Financial Officer who became seriously ill in fiscal
2000), and diverted additional company resources. Also, in fiscal 2000 we undertook a process of exploring strategic alternatives, including a potential strategic alliance with an industry partner or a sale of all or a part of the company. While we have entered into a strategic marketing alliance with Crossmark, Inc. ("Crossmark"), discussed below, we have not entered into any other strategic industry alliance and/or a sale of the company.

          In fiscal 2000, we sold our private label juice business to Cliffstar Corporation. The sale of this business did not include any buildings or property. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28 million, as well as approximately $6.8 million in cash related to inventory we transferred to Cliffstar on the closing date. In addition to the sale, we entered into certain agreements with Cliffstar by which Cliffstar would purchase cranberries from us and utilize our contract manufacturing services. Subsequent to the sale, on July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in our asset purchase agreement. That lawsuit was subsequently dismissed, and we filed suit against Cliffstar on July 31, 2000 alleging breach of contractual obligations and fiduciary duties. As a result of this litigation,
(i) our co-packing revenues are less than anticipated because we believe that Cliffstar failed to comply with the terms of our co-packing agreement, which has increased our average manufacturing costs and reduced our cash flow; and (ii) Cliffstar has failed to pay us for certain cranberry concentrate inventory and cranberry sauce we transferred to Cliffstar, and has also failed to pay us for certain co-packing services we performed. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 to Notes to Consolidated Financial Statements, and "Item 3 - Legal Proceedings" for further discussion of the Cliffstar lawsuit.

          Since we sold our private label juice business and Cliffstar withdrew scheduled co-packing business, our various plants have not been utilized to capacity. As a result, our costs to manufacture branded products increased significantly in fiscal 2000. In order to reduce those costs, (i) we discontinued production at our facility in Bridgeton, New Jersey effective as of November 22, 2000; (ii) we downsized our staff as a result of our restructuring plan; and (iii) we terminated the supply program of Concord grapes with the Westfield Maid Growers Coop (we anticipate that future supply of Concord grape concentrate will be handled through purchase programs in the market based solely on required demand), including the sale of our grape receiving station in Portland, New York. We incurred an $8.3 million charge in the fourth quarter of fiscal 2000 associated with writing down the book value of the Bridgeton facility and related plant closing costs and employee termination benefits.

          As a result of these and other factors, in fiscal 2000, (i) we recognized a significant loss from operations; (ii) we reached our borrowing capacity under our revolving credit facility; (iii) we were in default as of August 31, 2000 on certain covenants under our loan documents with our bank group and other third parties; and (iv) we are currently delinquent on various payments to third party trade creditors and others. Additionally, we failed to make scheduled monthly interest payments under our revolving credit facility due in fiscal 2001 and do not expect to make a $5 million principal payment and scheduled interest payment due November 30, 2000. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," Notes to Consolidated Financial Statements, and the Independent Auditors' Report (which contains an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern) elsewhere in this Form 10-K for further information regarding our current cash position and annual results of operations. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms and covenants of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. We are continuing our efforts to obtain additional funds through additional equity and debt financing, to reduce costs and related near-term working capital requirements and to explore various strategic alternatives related to the sale of all or a portion of our assets or common stock, so we can meet our obligations and sustain our operations.

          While we have recently encountered these and other operational difficulties, we intend to continue operating our business in the next fiscal year by focusing on returning to profitable operations instead of solely increasing revenues and market share. We have undertaken efforts to date to achieve that goal, including:

          o scaling back our manufacturing operations through the closing of our Bridgeton facility and transferring current volume to our remaining production facilities;

          o terminating the receiving and processing of grapes at our Dundee, New York facility;

          o consolidating our warehouse storage programs throughout the distribution network with the intent to reduce costs and improve profitability, including:

               - discontinuing the Eau Claire, Michigan frozen and dry storage programs;

               - eliminating the storage and distribution of frozen concentrates at our Dundee, New York facility; and

               - eliminating multiple outside warehouse storage and distribution programs at facilities throughout the country;

          o transferring the production of our frozen concentrated juice products from the Dundee, New York facility to our Mountain Home, North Carolina facility for the purpose of consolidating volume and thereby improving manufacturing costs through purchasing and manufacturing synergies;

          o entering into a strategic alliance with Crossmark, a national food broker, which outsources much of our sales and marketing efforts to, and coordinates our pricing and promotional strategies and further consolidates our food broker network with, Crossmark;

          o converting $1.6 million in outstanding payables to a vendor into a promissory note convertible into convertible preferred stock (and pursuing similar arrangements with certain other significant trade creditors), as well as undertaking efforts to renegotiate payment terms with our trade creditors;

          o increasing production volumes on a full range of fruit products at our Cornelius, Oregon facility;

          o reducing total personnel in all areas in an effort to reflect the current needs of our business (see "-Employees");

          o completing the conversion of our internal information systems in an effort to assist management in obtaining more detailed financial information in a more efficient manner; and

          o restructuring our internal organization and administration to promote more efficient operation and oversight, including the promotion of Robert E. Hawk to President and Chief Operating Officer.

          In addition, we have taken several steps that we believe will allow us to remain competitive in the marketplace in fiscal 2001. We recently announced a significant enhancement in our Northland branded juice products, which we call our "27% Solution." While our Northland branded juice products have always contained 100% fruit juice (as opposed to our many of our competitors' products which generally contain a lesser percentage of fruit juice sweetened by fructose or corn syrup), most have historically contained only approximately 15% cranberry juice. We have reformulated our Northland blends to not only contain 100% fruit juice, but also to include 27% cranberry juice in response to increasing evidence of the potential health benefits associated with drinking cranberry products containing the equivalent of 27% cranberry juice. Additionally, we entered into the sweetened dried cranberry market in fiscal 2000 through a joint manufacturing and sales program with a strategic partner, a product we intend to sell to industrial and ingredient customers on a domestic and worldwide basis. We intend to continue our efforts to pursue alternative sales channels for our products, such as club stores and foodservice providers like restaurants, hospitals and schools. Additionally, we intend to focus on controlled spending (i) in connection with Crossmark, in all aspects of our marketing and sales programs on a national basis in an effort to maximize return on a customer by customer basis, and (ii) through maintenance of corporate administrative support personnel at levels that reflect business at hand versus our expected level of business in the future.

          We expect that these efforts and other continuing restructuring efforts will result in (i) an increase in gross margin in fiscal 2001 due to lower cranberry cost (partially offset by an increase in the usage of cranberries due to the 27% Solution) and reduction in overhead; (ii) lower operating expenses; (iii) more predictable cash flows and fewer trade discounts due to the change in our promotional and pricing strategies; and (iv) more efficient sales and marketing operations through our alliance with Crossmark.

          In fiscal 2000, we had revenues from one customer, Nestle USA, of approximately $45.9 million, or 17.2% of our total revenues. In fiscal 1999 and 1998, we did not have revenues from any one customer that exceeded 10% of our total revenues.

          In addition to producing and selling cranberry and other fruit products, we are the world's largest cranberry grower, with 24 cranberry producing marshes and 2,524 planted acres owned or operated in Wisconsin and Massachusetts as of November 24, 2000. As of that date, we also maintained multi-year crop purchase contracts with 47 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,755 planted acres. We are currently in default under the terms of the grower contracts. See
Note 14 to Notes to Consolidated Financial Statements for further discussion of these contracts and our defaults thereunder.

                                Branded Products

     Products

          Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 and achieved national distribution in the summer of 1997. In early fiscal 2001, we introduced our 27% Solution. As of September 10, 2000, our Northland 100% juice cranberry blends were available in all 50 states and in about 92% of supermarkets nationwide. We currently produce and sell eight flavors, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry and cranberry orange. We have five bottle sizes, all in plastic, available in the general distribution, including 12, 46, 64, 96 and 128 ounce sizes. The 96 ounce size was developed specifically for the club and mass merchandise channels.

          We also produce and sell several varieties of Seneca, TreeSweet and Awake brand products. In fiscal year 2000 we completed the national rollout of the original four Seneca brand calcium fortified cranberry juice drinks, including cranberry cocktail, cranberry apple, cranberry raspberry and cranberry grape. The rollout began in the fourth quarter of fiscal 1999. A fifth flavor, cranberry ruby red grapefruit, was added to the line in the fourth quarter of fiscal 2000. At fiscal year end, our Seneca cranberry drink product line was available in supermarkets nationwide that account for approximately half of all groceries sold, according to IRI data. The Seneca cranberry products were designed to compete against other non-premium cranberry drink brands and to complement the Northland brand of 100% juice products.

          Additionally, Seneca 100% apple juice frozen concentrate is the number one selling frozen apple juice brand in the nation and is available in approximately 80% of the nation's supermarkets as of our fiscal year end.

          We also sell citrus juice products under the TreeSweet label. The TreeSweet label is now focused on 64 ounce orange juice, converted from glass to PET plastic in fiscal 2000, and 5.5 ounce and 46 ounce tin sizes. We discontinued all other products and container sizes of TweeSweet products in fiscal 2000 due to poor movement. We also sell frozen orange-flavored concentrate under the Awake label.

          We further established our foodservice business in fiscal 2000 by expanding on the established foodservice customer base we acquired in the Seneca acquisition. Our foodservice business manufactures and markets juice and cranberry sauce products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, airlines, schools and hospitals. We offer our foodservice products in a variety of sizes and package them under our own Meadow Valley label or under our other brand labels such as Northland, Seneca or TreeSweet.

          In addition to Northland 100% juice cranberry blends and our Seneca, TreeSweet and Awake branded products, we also grow and package Northland brand fresh cranberries and sell them in 12-ounce plastic bags mainly to food retailers and wholesalers during the fall. We also currently sell sweetened dried cranberries to industrial and independent customers at this time, with retail sales opportunities being considered for fiscal 2001.

     Marketing

          Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends has been to highlight the differences in flavor and juice content between Northland brand 100% juice cranberry blends and many of the competing products of Ocean Spray and others which have less than 100% juice. In fiscal 2001, in addition to continuing to highlight the benefits of 100% juice, we intend for our marketing efforts to focus on the recently announced reformulation of our Northland brand juice products, known as our 27% Solution, which now include not only 100% fruit juice, but also 27% cranberry juice. Currently Northland is the only 100% juice brand to contain 27% cranberry juice in every product sold. We intend to highlight this fact in our marketing efforts, as well as highlighting the potential health benefits of our newly reformulated products through reference to studies that have used the equivalent of 27% cranberry juice to research the health benefits of cranberries.

          Our marketing strategy generally includes:

          o media advertising

          - we used a national television advertising campaign in fiscal 2000 designed to appeal to and be seen by our target audience and to gain their awareness of our product, its 100% juice content, and the lesser juice content of many of our competitors' products. We will continue advertising on television in fiscal 200l, with a media buy currently scheduled to be made for the second half of the fiscal year. In the second and third quarters we currently intend to utilize a new national magazine advertising campaign designed to educate consumers about the 27% Solution and the potential health benefits of drinks containing the equivalent of 27% cranberry juice. We spent approximately $4.4 million on these types of media advertising in fiscal 2000 and intend to spend approximately $8.5 million on these types of media advertising in fiscal 2001.

          o sales promotion

          - we offer purchase incentives to attract first-time buyers and prompt people who already drink Northland 100% juice cranberry blends to purchase more of our products. These incentives are done through both "cents off "coupons and mail-in rebate offers. In fiscal 2001, we anticipate that our fiscal sales promotion spending will be less than fiscal 2000 levels, since we currently intend to allocate more funds toward publicizing the 27% Solution message through media advertising.

          o packaging/labeling

          - In fiscal 2000, we introduced a more user friendly, easy-grip bottle to our family of 100% juice products. We also changed the look of our Seneca bottled juice and juice drinks line by updating label graphics. The positioning of the Seneca brand was perceived to be too close to that of the Northland brand, and was thus given what we believe is a more contemporary look. We have also revised our labeling for fiscal 2001 to focus on the 27% Solution and to highlight the 27% juice content of all of our Northland branded products, as well as the 100% juice content.

          In addition to the above, with the strategic alliance with Crossmark effective in fiscal 2001, our internal marketing structure will change significantly. At the end of fiscal 2000, our sales and marketing department was reduced in size in consideration of the expanded role Crossmark will play in our sales and marketing functions. As part of the agreement with Crossmark, we will receive support from the marketing arm of Crossmark, called the Markatec organization. Specifically, Markatec will assist us in preparing and implementing marketing plans and strategies, as well as compiling and analyzing market performance results. We expect this alliance with Crossmark will allow us to be closer to the customer's needs, further allowing us to react quickly and efficiently to changing market dynamics.

          Additionally, our internal creative services department was reduced at the end of fiscal 2000 from a staff of four to one senior creative director. The in-house efforts are supplemented with the services of an advertising agency, which also helps us develop our marketing strategies.

     Sales

          Industry-wide dollar sales of shelf-stable cranberry beverages continued to increase in our fiscal 2000, up approximately 5% over our fiscal 1999. We anticipate that industry-wide sales will continue to increase in fiscal 2001. We expect to realize increased sales of our branded juice products by:

          o continuing to expand sales of our Northland and Seneca brand products into alternative distribution channels such as convenience stores, supercenters, mass merchandisers, club stores and drug stores

          - in fiscal 2000, we made progress in introducing our brands into new distribution channels. Late in fiscal 2000, we introduced a new 12-ounce single serve bottle into approximately 2,300 convenience stores, approximately 400 supercenters and other distribution channels. We expect to increase distribution in these channels in fiscal 2001.

          o continuing our trade promotion plan

          - on a periodic basis, we offer discounts on our products and other trade incentives to retailers and wholesalers to temporarily reduce the price of our products to consumers and to obtain store display features and retail advertisements. These efforts help to increase our product visibility and offer the consumer savings on our products. We anticipate that we will continue these trade promotion activities in fiscal 2001. However, we intend to more closely control trade spending levels in conjunction with Crossmark to help ensure that those levels are appropriate and produce more predictable and expected sales results. As a result, we currently expect trade spending in fiscal 2001 to be less than fiscal 2000.

          We anticipate that our agreement with Crossmark will help improve broker network management in channels of retail sales in fiscal 2001. Under our agreement, Crossmark will act as broker for Northland and Seneca brands in over 90% of the country, as well as provide additional sales and marketing support. Crossmark employs over 10,000 people on a nationwide basis. Its access to state of the art management systems will allow for greater focus on and implementation of Northland promotional programs than we have been able to achieve to date. In addition, as a result of our agreement, Crossmark will focus on the Northland and Seneca brands in the areas of sales management, field sales, sales information and marketing. Crossmark personnel, along with our current sales personnel, have combined to create a new sales organization, which we have termed "NorthMark." We expect that NorthMark will be fully implemented in early fiscal 2001, and we expect to realize cost savings in fiscal 2001 as a result of consolidating our sales and marketing operations into NorthMark.

          Our branded juice sales in fiscal 2000 were coordinated by our Vice President-Sales. In fiscal 2001, branded juice sales will be coordinated by the NorthMark sales and marketing team. In addition to their experience with our branded products to date, many of our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell's Soup Company, Sara Lee, Smithkline Beecham and Ralston Purina. The NorthMark staff has current or past experience with nearly every major branded grocery manufacturer in the country. Our sales staff directs distribution and sale of our branded juice products through Crossmark and other independent food brokers throughout the United States.

     Competition

          The consumer cranberry product market is very price competitive. Based on industry data, retail supermarket bottled shelf-stable cranberry beverage sales were approximately $840 million for the 52-weeks ended September 10, 2000. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets. Most of the markets in which we compete are dominated by Ocean Spray. Ocean Spray is an agricultural marketing cooperative which has certain protections under federal antitrust laws. Ocean Spray has over 700 member-growers, accounting for approximately 70% of all cranberries grown in North America.

          Northland 100% juice cranberry blends compete with:

          o Ocean Spray's branded cranberry juice products;

          o branded cranberry juice products of other producers; and

          o private label cranberry juice products.

          Our Northland branded juice products are 100% juice cranberry blends which, beginning in fiscal 2001, will also contain 27% cranberry juice across the line (known as our 27% Solution; previously, only our traditional cranberry flavor contained 27% cranberry juice, and the rest of our blends generally contained only up to 15% cranberry juice). Many of our competitors' products are made up of much less than 100% juice. For example, many of Ocean Spray's cranberry juice blends contain only up to 27% juice with the remainder being water and high fructose corn syrup. Like Ocean Spray, many other competitors' juices use sugar or corn syrup additives as sweeteners. We believe that we have an advantage over many of our competitors due to the perceived benefits of our 100% juice products. We also believe that we have an advantage because we are currently the only major manufacturer of 100% juice blends with an entire product line that contains 27% cranberry juice, a formulation that recent medical studies suggest is beneficial to human health. The success of our branded juice products will continue to depend on whether consumers will think highly of its quality and taste compared to that of our competitors' products.

          Northland 100% juice cranberry blends are premium-priced products. Our products compete mainly with other premium-priced branded cranberry beverages, but also with private label products which are usually lower priced.

          We expect that Ocean Spray will continue to compete aggressively against our 100% juice cranberry blend products, possibly by increasing advertising of its 100% juice product line, reducing product pricing, responding to our 27% Solution, increasing its trade promotions or other actions. Ocean Spray has significantly more experience in the fruit juice markets than we do, as well as greater brand name recognition and greater marketing and distribution resources. We cannot be certain that we will be successful in competing against Ocean Spray.

          We also compete in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks. Our principal competitors in the frozen juice concentrate market include several established brand names such as Welch's, TreeTop and Tropicana. Our principal competitors in the market for shelf-stable canned fruit juices and drinks include Mott's and Minute Maid. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. We cannot be certain that we will be successful in competing against these competitors. Ocean Spray does not compete in either the frozen juice concentrate market or the shelf-stable canned fruit juice market.

                    Non-Branded Products; Private Label Sale

     Private Label Business

          In July 1998, we acquired the private label business of Minot Food Packers, Inc. We use the term "private label" to refer to products which we manufacture and sell to customers who sell those products to consumers under their own non-branded labels. In fiscal 2000, we operated the juice portion of our private label business for approximately six months prior to selling it to Cliffstar. Prior to that sale, the major non-branded products we manufactured included:

               o private label and foodservice cranberry juice cocktail and blended cranberry juice products;

               o private label and foodservice apple, orange, pineapple, grape, grapefruit and lemon juice;

               o industrial cranberry concentrate;

               o jellied and whole cranberry sauce;

               o frozen and whole sliced cranberries;

               o single-strength cranberry juice;

               o sports drinks; and

               o ready-to-drink teas.

          After the sale to Cliffstar, our only private label product is cranberry sauce. However, we continue to offer other non-branded products, such as frozen cranberries, single-strength cranberry juice, cranberry concentrate, fruit purees and other juice concentrates, to industrial/ingredients customers. In addition to sales of non-branded products we described above, we also offer certain services to our customers through our non-branded operations. The most significant of those services in fiscal 2000 was co-packing. We use the term "co-packing" to refer to the manufacture of products for other marketing companies for eventual distribution and sale under those entities' labels. Our current manufacturing facilities and customer base, which we acquired in the Seneca acquisition, allowed us to recognize increased revenues from providing co-packing services to customers in fiscal 2000. Continued growth of our co-packing services represents a key element in our overall business strategy.

          The majority of our non-branded revenues resulted from sales of private label products in the first half of fiscal 2000 and increased co-packing revenues in the second half of fiscal 2000. We also recognized revenues from the sale of private label cranberry sauce. Sales of other non-branded products, such as single-strength cranberry juice and frozen cranberries, did not have a material impact on our revenues in fiscal 2000. We intend to continue to pursue sales opportunities for our non-branded products in the foodservice and industrial/ingredients markets in fiscal 2001.

     Competition

          We compete for the sale of cranberry concentrate, single-strength cranberry juice and frozen whole and sliced cranberries to industrial customers, such as food processors and foodservice companies. In fiscal 2000, cranberry concentrate was our principal industrial product in terms of sales volume. Expanded production volume of other fruit concentrates, purees and single strength juices from our Cornelius, Oregon facility further supported our industrial business. Our industrial customer base includes several major food processing firms. We believe our ability to grow and internally process cranberries allows us to offer a reliable supply of high quality, competitively priced cranberry products to our industrial customers.

                                  Manufacturing

     Receiving and Processing

          An important part of our business strategy is our ability to process our grown and purchased cranberries. We utilize our entire network of manufacturing locations in the various stages of the processing of cranberries. For example:

               o raw cranberries are brought to our receiving stations. We own a 150,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin and a 49,000 square foot receiving station in Massachusetts. These receiving stations, along with contract receiving facilities in Wisconsin and Oregon, clean and sort raw cranberries;

               o after sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in our freezer facilities around the country, including our 65,000 square foot freezer facility in Wisconsin Rapids or at independent freezer facilities, until they are sent to one of our processing plants; and

               o frozen raw cranberries are pressed and concentrated at one of our processing plants in Wisconsin Rapids, Wisconsin, Cornelius, Oregon or Mountain Home, North Carolina. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to a Northland owned or contracted bottling facility. These multiple pressing and concentrating locations allow the processing of cranberries in all of the key growing areas around the country.

     Packaging and Bottling

          In addition to our ability to receive and process our grown and purchased cranberries, another important part of our business strategy is our ability to bottle and package our branded products in strategically located areas to reduce freight and other distribution costs associated with shipping finished goods to our national customers. We own and operate three bottling and packaging facilities strategically located to service the Southeast, Northeast, and Midwest.

               o In Mountain Home, North Carolina, we own a bottling and packaging facility totaling 222,000 square feet, including 50,000 square feet of production area, 126,000 square feet of dry warehouse, 19,000 square feet of freezer, and 23,000 square feet of cooler and bulk tank storage area. This plant is capable of a producing all sizes of PET bottles including 12 ounce single serve, a full range of glass sizes, and 46 ounce tin and frozen composite cans;

               o In Dundee, New York, we own a bottling and packaging facility totaling 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer, and 21,000 square feet of cooler and bulk tank storage area. This plant is capable of producing all sizes of PET bottles, a full range of glass sizes, and 46 ounce tin cans.

               o In Jackson, Wisconsin, we own a bottling and packaging facility totaling 136,000 square feet, including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk tank storage area. This plant is capable of producing all sizes of PET bottles (except 12 ounce), and two sizes of tin cans (5.5 ounce and 46 ounce).

          In addition to these owned facilities, we utilize two third party contract packaging providers to service the West Coast markets. One is located in Fullerton, California, which produces PET bottled products, and the second is located in Ventura, California, which produces frozen composite canned products. Both facilities are strategically located in high volume markets to minimize freight costs and maximize service levels.

          As a part of our business strategy we have aggressively sold excess line time at our owned facilities to improve facility utilization and reduce production costs. These contract packaging arrangements are an integral part of our production at our owned facilities. We are an attractive contract packager for third party beverage manufacturers, primarily because:

               o we have developed a solid production and quality program in conjunction with our own branded products which can be adapted to the demands of other national brands; and

               o our plants are strategically located to reduce costs associated with accessing certain high volume consumer markets.

     Distribution

          For the majority of fiscal 2000, we utilized a number of distribution centers owned or under contract, including our distribution center in Bridgeton, New Jersey, as well the processing plants in Jackson, Dundee and Mountain Home that we acquired through the Seneca acquisition which also act as distribution centers. We also utilized owned and contracted warehouse facilities at strategic locations throughout the country. While we believe that our distribution centers and warehouse locations contributed in fiscal 2000 to lower average freight costs, we also believe such a widespread network contributes to higher average production costs (excluding freight) when capacity at our production facilities is not maximized, and can result in potential inefficiencies. As a result of this and other factors, we have closed our Bridgeton facility and revised our distribution strategy for fiscal 2001. Our primary distribution strategy for fiscal 2001 is to maximize distribution from the production locations and to minimize distribution centers that are not associated with a production facility. While certain distribution locations are important in the distribution scheme due to distance from a production location or a large strategic customer, we intend to aggressively consolidate distribution locations in fiscal 2001 to improve overall production costs and manage inventory.

          We have an internal transportation department that contracts with independent carriers to distribute our products to grocery and other channel customers. We believe that the strategic locations of our owned production facilities and the contract packaging plants, along with our distribution strategy and our in-house transportation department, will lower our overall costs as well as continue to provide timely response to customer demands.

                             Agricultural Operations

          We are the world's largest cranberry grower, with 24 owned or operated properties and approximately 2,524 planted acres in Wisconsin and Massachusetts as of November 15, 2000. In the fall of 1999 (i.e., fiscal 2000), we harvested approximately 525,000 barrels from 2,444 acres, the largest harvest in our history. The large harvest was due in part to the maturation of hybrid high-yield cranberry vines which we planted in our expansion program in prior years and favorable growing conditions.

          We also contract with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 2000, we bought approximately 298,000 barrels of cranberries from other growers and acquired additional barrels through the acquisitions that we completed during the fiscal year. As of November 15, 2000, we maintain multi-year crop purchase contracts with 47 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of 1,755 planted acres. The contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined in the contracts. We are currently in default under the terms of the grower contracts. See Note 14 to Notes to Consolidated Financial Statements for further discussion of these contracts and our defaults thereunder. The ability to harvest our own fruit in both Wisconsin and Massachusetts, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk.

          Due to the recent cranberry oversupply and in anticipation of compliance with the federal marketing order recently adopted by the United States Department of Agriculture (see "Regulation," below), we reduced our growing efforts at several locations and did not grow cranberries at two locations in the 2000 growing season (i.e., fiscal 2001 harvest). As a result of these actions, and growing conditions generally prevailing during the season, our fall 2000 harvest decreased to approximately 270,000 barrels. We also purchased approximately 220,000 barrels from the fall 2000 harvest of our contracted growers. We also expect the industry wide cranberry harvest for the fall of 2000 to decrease significantly. We expect that the decreased harvest will help alleviate some of the recent downward pricing pressure on barrels of cranberries. We cannot be certain, however, that it will have such an impact in light of the current oversupply of cranberries in inventory.

          While we have increased our planted acreage over time mainly through marsh acquisitions and our own internal planting program, we do not anticipate adding additional acreage in the foreseeable future. Additionally, since we have determined that it is no longer economically feasible to operate our Nantucket marshes, we have entered into negotiations to terminate the lease for those marshes in fiscal 2001.

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

          We also purchase insurance coverage for most of our marshes which is subsidized by the federal government. These policies help insure against bad weather and other contingencies which may affect our crop. They generally insure us for at least 50% of the average crop yield on each marsh over the past 10 years.

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

          The Cranberry Marketing Committee ("CMC") of the United States Department of Agriculture ("USDA") has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2000, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked a volume regulation to restrict the industry-wide harvest of cranberries for the harvest occurring in the fall of 2000. The restriction generally limited cranberry growers to selling only up to 85% of their historic production levels. In response to this federal volume regulation, we temporarily removed some of our Massachusetts acreage from production during the 2000 growing season and altered certain historical growing activities and practices. As a result of this decision, as well as growing conditions in 2000, we experienced a reduced harvest in the fall of 2000, and we believe that the harvest industry wide is down significantly as well. We believe that part of the reduced fall 2000 harvest is attributable to growers like us engaging in practices designed to comply with the volume regulation, including removing acreage from production, limiting or eliminating fertilizing and other growth-enhancing practices, or failing to harvest certain acreage.

          In addition to the volume regulation and in response to requests from the grower community, the United States Congress approved a $50 million federally funded assistance program in October 2000. Under this plan, the federal government will make direct cash subsidies totaling $20 million to growers, or approximately $4.00 per barrel for growers' 1999 crop. Of this, we expect to receive approximately $1.1 million before the end of fiscal 2001. In addition, $30 million will be used by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis. This purchase will be used in school lunch and other federal programs directed to the needy and disadvantaged. We have not yet determined whether we will participate in the "bid" portion of this program.

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

          Pursuant to permits previously received, in the past several years certain growers have planted, cultivated, and developed new cranberry-producing acreage in several states and abroad, particularly in Canada. Many of these previously planted acres have recently become productive or should become productive in the near future.

          We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin, one in Massachusetts and at our plant site in Cornelius, Orgeon. We have removed the tanks, or in the case of the Cornelius plant, the tank had already been removed prior to our purchase of the property. All of the sites have been reported to the appropriate state regulatory agencies. Our clean-up activities are subject to state supervision. Based on information available as of August 31, 2000, we believe most of the costs of such activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or claims against the prior owners of the properties. We do not expect to incur material liabilities as a result of these activities.

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

                                  Seasonality

          Before fiscal 1997, our business was very seasonal because we sold most of our crop to cranberry processors. Now that we have evolved from a cranberry grower to a consumer products company, we expect to reduce the seasonality of our business because we will offer our products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter, as well as seasonal sales of fresh fruit and cranberry sauce.

                             Materials and Supplies

          We buy bottles, caps, flavorings, juices and packaging from independent third parties. We get most of the materials and supplies necessary for growing and cultivating cranberries, including water and sand, from our own marshes. We purchase and expect to continue purchasing most of our fertilizer and pesticides from our subsidiary, Wildhawk, Inc. We purchase the rest of the raw materials and supplies, including the materials used to package our fresh fruit, from various sources.

          If necessary, we believe we would be able to find other sources for raw materials and supplies without a material delay or adverse effect on our business.

                            Trademarks and Formulae

          We own the Northland, TreeSweet, and Awake trademarks, which are registered in the United States Patent and Trademark Office. We have also entered into a 99-year license agreement with Seneca which allows us to market and sell Seneca brand juice and concentrate. Additionally, we are in the process of applying for trademark protection for "27% Solution." The Northland and Seneca trademarks are important in the sale of our branded cranberry juice and other fruit juice and fruit products.

          We use proprietary flavor formulations to make our cranberry blends. We protect the confidentiality of these formulations by requiring co-packers to enter into confidentiality agreements with us.

                                    Employees

          As of August 31, 2000, we had 783 full-time employees, as compared to 942 as of August 31, 1999. As of November 28, 2000, we had approximately 570 full-time employees. In addition to our full-time employees, we hired:

          o approximately 11 seasonal workers during the 2000 crop cultivation season;

          o approximately 213 seasonal workers to harvest our crop;

          o approximately 228 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids during fiscal 2000; and

          o approximately 28 seasonal employees to operate the Cornelius, Oregon fruit processing facility during fiscal 2000.

          As a result of our continuing efforts to reduce costs, either through attrition or permanent layoffs, our workforce was reduced by approximately 160 employees in fiscal 2000. During the first quarter of fiscal 2001, an additional 210 employees were released as a result of the Bridgeton, New Jersey plant closing and other administration downsizing.

          We entered into collective bargaining agreements with unions representing the former Minot employees in New Jersey. Those agreements expire on May 14, 2001. With the closure of the Bridgeton, New Jersey facility in November, 2000, we have provided to the employees through the unions a description of the benefits to be provided. We have met our obligations under the union contracts in this regard and have negotiated the effects of the plant closure. We anticipate a smooth completion of these labor issues.

          We have also entered into a collective bargaining agreement with a union representing the former Seneca employees in Jackson, Wisconsin. That agreement covers about 102 employees and expires on December 28, 2001. We believe our current relationships with our employees, both union and non-union, are good.

Item 2.   Properties
--------------------

          In Wisconsin Rapids, Wisconsin we own three office buildings, including our corporate headquarters, an office building near our processing plant and our West Grand office. As a result of overall reduction in personnel, we are currently in the process of consolidating our office facilities into the corporate headquarters and the West Grand office. We anticipate closing our office facility near the processing plant in January 2001, and will seek to sell or lease the facility to a third party.

          We also own a 150,000 square foot receiving station and fresh fruit packaging facility located on 40 acres in Wisconsin Rapids, which we use to clean and store processed and fresh cranberries. This building also includes a 16,000 square foot juice concentrating facility.

          In Bridgeton, New Jersey, we own a 299,000 square foot facility that includes 81,000 square feet of production area and dry warehousing of 137,000 square feet. We shut that facility down effective November 22, 2000, and will consider third party purchase offers.

          In Dundee, New York, we own a bottling and packaging plant totaling 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer space and 21,000 square feet of cooler and bulk tank storage area.

          Our bottling and packaging facility in Mountain Home, North Carolina totals 222,000 square feet, including 50,000 square feet of production area, 126,000 square feet of dry warehouse, 19,000 square feet of freezer space and 23,000 square feet of cooler and bulk storage area.

          In Jackson, Wisconsin, we own a bottling facility totaling 136,000 square feet including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk storage area.

          We own a 46,000 square foot pressing and juice concentrating facility and dry warehouse in Cornelius, Oregon.

          In Eau Claire, Michigan, we own a 79,000 square foot storage facility and distribution center.

          We also own a 49,000 square foot receiving station located on a seven-acre parcel of land adjacent to the Hanson Division bogs in Massachusetts.

          In addition to our facilities, we own 21 cranberry marshes and lease another three (see Note 13 to Notes to Consolidated Financial Statements for information about potential termination of certain of these leases). We have set forth in the following table information about each of our 24 cranberry marshes as of November 24, 2000. We own all of these marshes in fee simple (or we lease them, in either case as indicated below), subject to mortgages. All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager's residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs.

Marsh Division Name and Location                                            November 24, 2000          Calendar Year
--------------------------------                                        -------------------------
                                                                         Approximate Approximate          Acquired
                                                                        Marsh Acres Planted Acres        or Leased
                                                                        ----------- -------------        ---------

Associates Division (two marshes), Jackson County, Wisconsin.....         4,198            159           1983/1996

Meadow Valley Division, Jackson County, Wisconsin................         2,150             77              1984

Fifield Division, Price County, Wisconsin........................         2,460            196              1985

Three Lakes Division, Oneida County, Wisconsin...................         1,542             82              1985

Chittamo Division, Douglas and Washburn Counties, Wisconsin......           620             55              1985

Biron Division, Wood County, Wisconsin...........................           473            212              1987

Warrens Division, Monroe County, Wisconsin.......................           160             63              1987

Trego Division, Washburn County, Wisconsin.......................         1,715             96              1988

Gordon Division, Douglas County, Wisconsin.......................           880            149              1988

Mather Division, Juneau County, Wisconsin........................         2,500            148              1989

Nekoosa Division (two marshes), Wood County, Wisconsin...........           569             85              1989

Nantucket Division (two marshes), Nantucket County,
  Massachusetts (leased) (1).....................................           737            211              1990

Crawford Creek Division (two marshes), Jackson County,
  Wisconsin......................................................           304            135              1991

Hills Division, Jackson County, Wisconsin (leased) (1)...........           465             70              1991

Hanson Division, Plymouth County, Massachusetts..................         2,025            297              1993

Yellow River (two marshes), Juneau County, Wisconsin.............         1,714            252              1994

Dandy Creek, Monroe County, Wisconsin............................           350             55              1996

Manitowish Waters (two marshes), Vilas County, Wisconsin.........           345            182              1996
                                                                            ---            ---

   Total.........................................................        23,207          2,524
                                                                         ======          =====
(1)  See Note 13 to Notes to Consolidated Financial Statements

Item 3.   Legal Proceedings.
---------------------------

          On March 8, 2000, we sold the net assets of our private label juice business to Cliffstar. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28 million which will be amortized over six years and which bears interest at a rate of 10% per annum (currently 12% per annum since it is in default), as well as approximately $6.8 million in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date.

          Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. We also entered into certain related agreements with Cliffstar, including among them a co-packing agreement pursuant to which Cliffstar contracted for specified quantities of Cliffstar juice products to be packed by us ("co-packing agreement") during each year of the period in which Cliffstar is making earn-out payments to us.

          On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in our asset purchase agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000. The lawsuit arises out of the sale of the net assets of our private label juice business to Cliffstar in the asset purchase agreement transaction that closed on March 8, 2000. We claim that (1) Cliffstar breached the asset purchase agreement by failing to make the required payments for cranberry concentrate; (2) Cliffstar breached the asset purchase agreement by failing to negotiate in good faith concerning a cranberry sauce purchase agreement; (3) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to solicit customers, telling customers and potential customers that it was unable to fill orders, declining orders without informing us and failing to pay us the agreed-upon amounts for the cases that it did sell; (4) Cliffstar breached its fiduciary duty to us based on the same (or similar) conduct; (5) Cliffstar breached the promissory note by failing to make its payments in a timely manner and failing to pay all of the interest due; and (6) Cliffstar breached a co-packing agreement, dated March 8, 2000, between us and Cliffstar by failing to make the required payments and other misconduct. We seek compensatory damages in an amount in excess of $5 million, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees. Cliffstar's answer to our amended complaint was received on November 15, 2000.

          Cliffstar has asserted counterclaims against us, alleging that (1) we fraudulently induced Cliffstar to enter into the asset purchase agreement; (2) we have breached the asset purchase agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the value shown on our balance sheet, by failing to notify Cliffstar that we intended to write-down our cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the asset purchase agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) we breached the co-packing agreement by prematurely terminating that agreement; (4) we converted the labels, films and plates relating to the private label juice business; and (5) we intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged fraudulent inducement in connection with the purchase of the business and intentional interference with contract claims, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. We have denied the allegations of Cliffstar's counterclaims in all material respects.

          As of August 31, 2000, we had a note receivable from Cliffstar with an outstanding balance of $27.8 million and outstanding accounts receivable of $6.0 million. We believe that the aforementioned note receivable and accounts receivable are collectible, we have strong defenses to the aforementioned counterclaims and we intend to vigorously defend against them and to pursue all of the claims we may have against Cliffstar, including any actions to collect the amounts outstanding.

          The outcome of the Cliffstar litigation cannot be predicted with certainty at this time.

Item 4.   Submission of Matters to a Vote of Shareholders.
---------------------------------------------------------

          We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 2000.

                               Executive Officers
                               ------------------

          As of November 24, 2000, each of our executive officers is identified below together with information about each officer's age, current position with us and employment history for at least the past five years:

Name                       Age       Current Position
----                       ---       ----------------
John Swendrowski           52        Chairman of the Board and
                                     Chief Executive Officer
Robert E. Hawk             45        President and Chief Operating Officer
Ricke A. Kress             49        Non-Branded Group President
David J. Lukas             58        Senior Vice President - Administration,
                                     Secretary and Corporate Counsel
William J. Haddow, Sr.     52        Vice President - Purchasing and
                                     Logistics
Steven E. Klus             54        Manufacturing Division President
John B. Stauner            38        Agricultural Operations Division President
Robert M. Wilson           44        Industrial/Ingredients Division President

          Our executive officers are generally elected annually by the Board of Directors after the annual meeting of shareholders. While the titles listed above were the executive officers' titles as of November 24, 2000, we underwent an internal organizational restructuring in August 2000 pursuant to which management recommended to the Board of Directors that several of our officers' titles be changed. The Board of Directors will consider those recommendations at its meeting in January 2001. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

          John Swendrowski originally founded Northland in 1987 and has served as our Chief Executive Officer since that time. Since our Chief Financial Officer fell seriously ill in fiscal 2000, Mr. Swendrowski is also currently acting as our interim Chief Financial Officer.

          Robert E. Hawk was appointed President and Chief Operating Officer in August 2000. Previously he served as our Group President-Non-Branded Divisions since August 1998. Before that, he served as our Executive Vice President since October 1996; Vice President - Sales, Marketing and Special Projects since January 1993; and Vice President - Operations since January 1989.

          Ricke Kress was appointed Private Label Division President in November 1998. Prior to that time, he held several positions with Seneca Foods Corporation, including serving as its Senior Vice President - Technical Services since June 1997, President-Juice Division since October 1995 and Senior Vice President-Operations since June 1994. Management has recommended that the Board of Directors approve Mr. Kress as our Executive Vice President in January 2001.

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

          Steve Klus has served as our Manufacturing Division President since September 1998. He joined us in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Before that, he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990. Management has recommended that the Board of Directors approve Mr. Klus as our Vice President-Manufacturing in January 2001.

          John Stauner became our Agricultural Operations Division President in September 1998. Before that, he was our Vice President-Agricultural Operations since October 1996; Vice President-Operations from May 1995; and Assistant Vice President of Operations since we were formed in 1987. Management has recommended that the Board of Directors approve Mr. Stauner as our Vice President- Growing Operations in January 2001.

          Robert M. Wilson joined us as our Industrial-Ingredients Division President in April 1999 when we purchased Potomac Foods of Virginia, Inc., a broker of fruit juices and other fruit products. Before that, he was the President and owner of Potomac Foods of Virginia, Inc., since 1986. Management has recommended that the Board of Directors approve Mr. Wilson as our Vice President- Industrial/Indgredients in January 2001.

                                     PART II
                                     -------

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.
--------------------------------------------------------------------------------

                  Sale Price Range of Class A Common Stock (1)
--------------------------------------------------------------------------------
                  First Quarter  Second Quarter  Third Quarter  Fourth Quarter
--------------------------------------------------------------------------------
                        Fiscal Year Ended August 31, 2000

High                   $7.25         $7.44           $6.75            $4.44

Low                    $5.00         $5.00           $3.44            $1.41

                        Fiscal Year Ended August 31, 1999

High                  $15.00        $14.06           $9.56            $9.19

Low                    $8.75         $7.38           $6.44            $6.56

---------------
(1) The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock Market. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

          On November 27, 2000, there were approximately 1,249 beneficial shareholders for the shares of our Class A Common Stock and two shareholders of record for the shares of our Class B Common Stock. Shares of our Class A Common Stock trade on The Nasdaq Stock Market under the symbol CBRYA. No public market exists for the shares of our Class B Common Stock.

          See Item 6 for information on cash dividends paid on our common stock. Our amended revolving credit facility contains various covenants, specifically covenants requiring us to maintain and meet certain minimum levels of shareholders' equity ($125,000,000 as of August 31, 2000) and operating ratios, which would prevent us from issuing any cash dividends on our Class A shares or Class B shares if we were not in compliance therewith. As of November 27, 2000, we were not in compliance with those covenants and, as a result, are currently prohibited by the terms of the amended revolving credit facility from issuing any such cash dividends. As a result, subsequent to the dividend payment in the third quarter of fiscal 2000, we suspended further dividend payments on our common stock indefinitely. On November 27, 2000, the last sale price of shares of our Class A Common Stock was $1.00 per share.

          Pursuant to the listing requirements of The Nasdaq Stock Market, our Class A Common Stock may be delisted from Nasdaq if it fails for a period of thirty consecutive business days to maintain a minimum bid price in excess of $1.00 per share. The Class A Common Stock traded below $1.00 per share periodically during the fourth quarter of fiscal 2000.

          On October 24, 2000, we converted approximately $1,600,000 of brokerage and other commissions payable to Crossmark, Inc. into our convertible promissory note in the principal amount of $1,600,000. The note is unsecured and is payable, including interest at 5%, on October 24, 2002. The note provides that each $100 increment of the outstanding principal and accrued interest will be convertible into one share of $100 stated value Series A Convertible Preferred Stock ("Preferred Stock"), which series of Preferred Stock is yet to be established by our Board of Directors, 180 days after the occurrence of a refinancing, as defined in the note. Each share of Preferred Stock will be convertible into 40 shares of Class A Common Stock at the option of the holder or automatically upon the occurrence of certain events. Each share of Preferred Stock will entitle the holder to receive cumulative annual cash divideds at a rate of 5% on the $100 stated value. We issued the note in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data.
---------------------------------

                                                              (In thousands, except per share data)
                                         --------------------------------------------------------------------------------

                                                                          Year Ended August 31
                                         -------------------------------------------------------------------------------
Statement of Operations Data(1):               2000          1999             1998            1997             1996
------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 266,211     $ 236,841        $ 112,828       $  47,375        $  37,608
Cost of sales                                 259,397       152,481           62,475          23,171           16,517
------------------------------------------------------------------------------------------------------------------------

Gross profit                                    6,814        84,360           50,353          24,204           21,091
Selling, general and administrative
     expenses                                 112,845        66,530           38,741          15,968            7,045
(Gain) loss on disposals of business and
     property and equipment                    (2,229)           67               11              (5)             (25)
------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                (103,802)       17,763           11,601           8,241           14,071
Interest expense                               14,556         8,565            6,826           4,493            2,657
Interest income                                (1,388)           --               --              --               --
------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes            (116,970)        9,198            4,775           3,748           11,414
Income taxes (benefit)                        (12,000)        3,618            1,920           1,516            4,509
------------------------------------------------------------------------------------------------------------------------

     Net (loss) income                      $(104,971)    $   5,580        $   2,855       $   2,232        $   6,905
------------------------------------------------------------------------------------------------------------------------
Weighted average shares
     outstanding - diluted                     20,330        20,207           15,266          14,309           13,928

Per share data:(2)
     Net (loss) income - diluted            $   (5.16)    $    0.28        $    0.19       $    0.16        $    0.50
     Cash dividends:
         Class A common                     $    0.12     $    0.16        $    0.16       $    0.16        $   0.145
         Class B common                     $   0.109     $   0.145        $   0.145       $   0.145        $   0.132
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                            August 31
                                         -------------------------------------------------------------------------------
Balance Sheet Data(1):                         2000          1999             1998            1997             1996
------------------------------------------------------------------------------------------------------------------------
Current assets                              $  85,457     $ 141,484        $  71,298       $  39,691        $  18,617
Current liabilities                           226,948        30,916           21,811          11,545           12,067
Total assets                                  284,235       354,921          250,872         180,932          145,485
Long-term debt                                  3,927       147,797           64,276          83,131           56,978
Shareholders' equity                           53,359       160,553          153,870          76,811           69,059
------------------------------------------------------------------------------------------------------------------------

(1)  See Notes 2 and 4 to Notes to Consolidated Financial Statements for a discussion of significant acquisitions and dispositions affecting the comparability of information reflected herein.

(2)  All share and per share data has been adjusted for our September 3, 1996 two-for-one stock split. Effective following the third quarter dividend payment in fiscal 2000, we have suspended dividend payments on our common stock indefinitely.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Results of Operations

General

          Fiscal 2000 was a difficult year. The industry-wide cranberry oversupply continued to affect cranberry prices. Competitive pricing of cranberry products continued to require significant promotional spending to maintain market share. The sale of our private label business reduced revenues from levels we could have otherwise achieved. Internal conversion of our information systems also created unanticipated expenses during the year. As a result of these and other factors, we incurred a large net loss for fiscal 2000. More specifically, these factors included:

          o The industry's fall 1999 cranberry harvest represented the third consecutive nationwide bumper crop, adding more raw fruit to an already oversupplied industry and further depressing the per barrel price of cranberries. As a result, we were required under generally accepted accounting principles to write down the value of our cranberry inventory by a total of approximately $57.4 million during the fiscal year. See "- Fiscal 2000 Compared to Fiscal 1999 - Cost of Sales."

          o Heavy price and promotional discounting by Ocean Spray and others throughout the fiscal year made it necessary for us to continue our relatively high levels of marketing and promotional spending in order to maintain our sales levels and market share in the shelf-stable bottled cranberry beverage category. We spent approximately $67.7 million on marketing and promotional activities in fiscal 2000 compared to $46.3 million in fiscal 1999. Additionally, our promotional spending was focused on increasing our revenues. This strategy was costly, difficult to administer, did not produce the sales results we expected, and resulted in a significant increase in our accrued liabilities. See "- Fiscal 2000 Compared to Fiscal 1999 - Selling, General and Administrative Expenses."

          o In an effort to eliminate overcapacity and streamline production operations, we announced in August 2000 our restructuring plan to close our Bridgeton, New Jersey manufacturing facility effective November 22, 2000, resulting in approximately $7.9 million of added expense which was charged to cost of sales. See "- Fiscal 2000 Compared to Fiscal 1999 - Cost of Sales."

          o We encountered significant unanticipated difficulties associated with a planned conversion of our internal information systems, made necessary by our rapid growth over the preceding three fiscal years, which required substantial time and effort from our senior level management to oversee and implement (generally without the assistance of our Chief Financial Officer who became seriously ill in fiscal 2000), delayed reporting of complete information to management and diverted additional company resources. See "- Fiscal 2000 Compared to Fiscal 1999 - Selling, General and Administrative Expenses."

          o We sold our private label juice business to Cliffstar in March in return for an unsecured, subordinated promissory note for $28 million and approximately $6.8 million in cash related to inventory transferred to Cliffstar on the closing date. Our private label juice business had $23.6 million in revenues in fiscal 2000. After the closing of the sale, we became involved in litigation with Cliffstar regarding the sale, which you can read about in "Item 3 - Legal Proceedings." As a result of the litigation, (i) our co-packing revenues were less than anticipated because we believe Cliffstar failed to comply with the terms of our co-packing agreement, which has increased our manufacturing costs and negatively impacted our cash flow; and (ii) Cliffstar has failed to pay us for certain cranberry concentrate inventory and cranberry sauce we transferred to Cliffstar, and has also failed to pay us for certain co-packing services we performed. Cliffstar's failure to timely make payments has adversely affected our results of operations and financial condition.

          o The United States Department of Agriculture adopted a federal marketing order in fiscal 2000 that had previously been recommended by the Cranberry Marketing Committee. Our efforts to comply with the marketing order included reducing our growing efforts at several locations and not growing cranberries at certain other locations. As a result, we incurred costs associated with maintaining marshes on which we did not grow or harvest cranberries during the year. See "Item 1 - Business - Agricultural Operations" and "Item 1 - Business - Regulation."

          As a result of the foregoing, we were unable to remain in compliance with several covenants of our revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank). We have not made scheduled interest payments on the revolving credit facility in fiscal 2001 aggregating $3.8 million as of October 31, 2000, and do not expect to make a $5 million principal payment and scheduled interest payment due November 30, 2000. As a result of our defaults under the terms of our debt agreements, our lenders have the ability to immediately require us to pay all outstanding principal and interest thereunder. Accordingly, because our lenders have not waived these covenant defaults, our long-term repayment obligations under our revolving credit facility and long-term debt agreements have been classified for accounting purposes as current liabilities. If our lenders require us to repay all amounts outstanding under our credit facility, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operation as a going concern. However, we continue to work closely with our lenders to renegotiate the terms of those arrangements, and we continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness.

          While we have recently encountered these and other operational difficulties, we have undertaken efforts that we believe will improve our results of operations and financial condition in the next fiscal year. Some of those efforts include:

          o We entered into a strategic marketing alliance with Crossmark whereby we will combine our sales and marketing efforts and further consolidate our food broker network with Crossmark. We anticipate that this arrangement will reduce our sales and marketing expenses over the next fiscal year. See "Item 1 - Business - Branded Products - Marketing" and "Item 1 - Business - Branded Products - Sales" for further discussion of this arrangement with Crossmark.

          o In connection with our Crossmark agreement, we intend to refocus our trade promotional strategies to emphasize profitability as opposed to generating revenue growth. We believe this change may result in slower but more profitable revenue growth, more predictable cash flows and decreased trade spending in fiscal 2001. We also expect that certain higher-cost promotional activites we entered into in fiscal 2000 will be completed by the end of the first quarter of fiscal 2001.

          o In the first quarter of fiscal 2001, we increased the cranberry juice content in all of our Northland brand 100% juice cranberry blends to 27% and began the rollout of these new reformulated blends, which we refer to as the "27% Solution." While Northland brand 100% juice blends have always contained 100% fruit juice (as opposed to many of our competitors' products which generally contain a lesser percentage of fruit juice sweetened by fructose or corn syrup), they have historically contained only approximately 15% cranberry juice. We have reformulated our Northland blends to include 27% cranberry juice in response to increasing evidence of the potential health benefits associated with drinking cranberry juice. This reformulation should help to reduce our inventory levels since we will use more cranberries per case of juice products.

          o We have scaled back our manufacturing operations by closing our Bridgeton facility and transferring current volume to our remaining production facilities, terminating the receiving and processing of grapes at our Dundee, New York facility, and consolidating our warehouse storage programs throughout the distribution network with the intent to reduce costs and improve profitability.

          o We have transferred production of our frozen concentrated juice products from the Dundee, New York facility to our Mountain Home, North Carolina facility for the purpose of consolidating volume and thereby improving manufacturing costs through purchasing and manufacturing synergies.

          o We have converted $1.6 million in outstanding payables to a vendor into a promissory note convertible into convertible preferred stock (and are pursuing similar arrangements with certain other significant trade creditors), as well as undertaken efforts to renegotiate payment terms with our trade creditors.

          o We have reduced total personnel in all areas in an effort to reflect the current needs of our business, which we expect will reduce administrative expenses.

          o We have completed the conversion of our internal information systems in an effort to assist management in obtaining more complete financial information in a more efficient manner.

          o Congress approved a $50 million federally funded assistance program in October 2000 under which (i) the federal government will make direct cash subsidies totaling $20 million to growers, of which we expect to receive approximately $1.1 million before the end of fiscal 2001 and (ii) $30 million will be used by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis (we have not yet determined whether we will participate in the "bid" portion of this program).

          o We undertook a process of exploring strategic alternatives in fiscal 2000 which we intend to continue in fiscal 2001, including a potential strategic alliance with an industry partner, a sale of all or a part of the company, and/or obtaining additional debt or equity financing.

          While we currently continue to experience cash flow difficulties, we hope to improve our cash position and results of operations through focusing on a return to profitability as opposed to driving increased revenues as well as the other measures described above.

Fiscal 2000 Compared to Fiscal 1999

          Revenues. Our total revenues for fiscal 2000 increased 12.4% to $266.2 million from $236.8 million during fiscal 1999. The private label juice business, which we sold to Cliffstar, had revenues of approximately $23.6 and $40.3 for the years ended August 31, 2000 and 1999, respectively. The increased revenues for fiscal 2000 were primarily due to the effects of a full year of sales of our Seneca branded products, which we acquired on December 30, 1998, as well as increases over the prior year period in our co-packing sales and sales to the foodservice channels, all offset by the loss of revenue related to the private label juice business that we sold. Industry data indicated that, for the 12-week period ended September 10, 2000, our Northland brand 100% juice products achieved a 10.9% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 12.8% market share for the 12-week period ended September 12, 1999. Market share of our Seneca brand cranberry juice product line for the same period increased from approximately 0.6% to approximately 2.7%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of approximately 13.6% for the 12-week period ended September 10, 2000, up from approximately 13.4% for the 12-week period ended September 12, 1999.

          We believe our increased revenues over the last year were primarily due to a full year of sales of our Seneca branded products, offset by a decrease in our Northland branded sales. During fiscal 2000, sales of concentrate and bulk frozen fruit decreased primarily due to continued intense price competition resulting from the recent industry-wide record cranberry harvests. We expect this intense price competition to continue in fiscal 2001. Co-packing sales increased in fiscal 2000 primarily as a result of increasing volume with established customers.

          We anticipate that our sales will decrease in fiscal 2001 primarily as a result of anticipated lower co-packing sales volume as well as our change in promotional and pricing strategies to focus more on profitability as opposed to revenue growth.

          Cost of Sales. Our cost of sales for fiscal 2000 was $259.4 million compared to $152.5 million in fiscal 1999, with gross margins of 2.6% and 35.6%, respectively. The increase was primarily the result of a pre-tax lower of cost or market inventory adjustment of $57.4 million and a $7.9 million pre-tax restructuring charge, consisting primarily of a $6.0 million non-cash write-down of our Bridgeton, New Jersey manufacturing facility that has been closed and $1.9 million of accrued plant closing and employee termination related costs (which we expect to pay over the course of the next fiscal year). The closing was intended to improve profitability by eliminating overcapacity and streamlining production operations. Cost of sales without taking into account the effects of these items would have been $194.1 million for the year ended August 31, 2000, which would have resulted in gross margins of 27.1%. In addition to these charges, cost of sales increased primarily as a result of (i) charges for inventory obsolescence as a result of the introduction of new products including our 27% Solution; (ii) expenses associated with the operation of marshes on which management decided, as a result of the federal marketing order, not to grow cranberries in fiscal 2000; (iii) the inclusion of a full year of sales of Seneca brand products; and
(iv) changing product mix, including increased lower margin co-packing sales. The decrease in our gross margin for fiscal 2000 was primarily due to the lower of cost or market inventory adjustment, the restructuring charge and industry pricing pressure.

          We anticipate that cost of sales will decrease in fiscal 2001 primarily due to (i) the effects of the fiscal 2000 inventory adjustments which reduced cranberry cost to estimated market levels; and (ii) the closing of our Bridgeton, New Jersey facility, the sale of our grape business and our grape receiving station in Portland, New York, and other efficiency measures associated with increasing capacity at our remaining facilities and reducing overhead.

          Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $112.8 million, or 42.4%, of total revenues for fiscal 2000, compared to $66.6 million, or 28.1% of total revenues, during the prior fiscal year. The increase in our selling, general and administrative expenses was attributable primarily to (i) continued aggressive promotional and marketing strategies intended to support the development and growth of our Northland brand 100% juice products and our Seneca brand products in an increasingly competitive marketplace; (ii) costs associated with problems encountered in the conversion of our internal information systems; (iii) expenses associated with the process of exploring strategic alternatives and preparing a turnaround plan for our operations; (iv) expenses associated with the national introduction of our new easy grip bottle; and (v) additional slotting expenses for product introductions. Fiscal 2000 advertising, promotion and slotting expenses in support of our branded products totaled $67.7 million compared to $46.3 million in fiscal 1999. In addition, in the fourth quarter, we also took a $0.4 million restructuring charge related to employee termination benefits in connection with the restructuring of our sales organization as a result of our agreement with Crossmark, which we expect to pay over the course of the next fiscal year.

          We anticipate that selling, general and administrative expenses for fiscal 2001 will decrease both in absolute terms and as a percentage of revenues. We expect this decrease primarily as a result of our anticipated focus on increasing profitability as opposed to revenues and our restructuring efforts in fiscal 2000, including (i) the outsourcing of certain sales functions to, and further consolidation of our food broker network with, Crossmark; (ii) the planned reduction in trade spending; (iii) anticipated efficiencies as a result of our new internal information systems; and (iv) the elimination of certain outsourced warehousing facilities and services.

          (Gain) Loss on Disposals of Business and Property and Equipment. In fiscal 2000, we recorded a $2.2 million gain associated with the sale of the net assets of our private label juice business and certain property and equipment.

          Interest Expense. Interest expense was $14.6 million for fiscal 2000 compared to $8.6 million during fiscal 1999. The increase in our interest expense was due to increased debt levels during most of the year, which resulted from funding previous acquisitions and increased working capital needs, as well as certain costs related to, and increased interest rates on, our revolving credit facility following renegotiation of the terms of the facility in the third quarter. We also utilized our revolving credit facility to fund increased levels of inventory, accounts receivable and operating losses, as well as seasonal operating activities. We are currently in default under the terms of our revolving credit facility and other debt arrangements with third parties. See "Financial Condition" below.

          Interest Income. In fiscal 2000, we recorded $1.4 million in interest income associated with Cliffstar's $28 million unsecured, subordinated promissory note we received in connection with the sale of our private label juice business.

          Income Tax Expense (Benefit). Due to our net loss, we realized a $12 million income tax benefit in fiscal 2000. In fiscal 1999, we recorded income tax expense of $3.6 million. Future deferred income tax benefits of approximately $30.8 million have not been recognized at August 31, 2000 because of concerns with respect to realization of those benefits. See Note 12 of Notes to Consolidated Financial Statements.

Fiscal 1999 Compared to Fiscal 1998

          Revenues. Our total revenues for fiscal 1999 increased 110% to $236.8 million from $112.8 million during fiscal 1998. Our increased fiscal 1999 revenues were primarily due to sales of additional branded products acquired through our Seneca acquisition and a full year of sales of private label products acquired through our Minot acquisition, as well as increased co-packing revenue, increased sales of our Northland brand 100% juice products, and initial sales of our products through the foodservice distribution channels. Industry data for the 12-week period ended September 12, 1999 indicated that our Northland juice products were available in approximately 93% of the nation's 30,000 supermarkets and held a 12.8% national market share of the supermarket bottled shelf-stable cranberry beverage dollar sales, up for 11.9% for the 12-week period ended September 13, 1998. In response to trade promotion and marketing support, our market share reached as high as 14.4% for the 12-week period ended July 18, 1999. We believe our increased branded juice sales and increased market share over the last year were primarily due to our aggressive branded product marketing campaign. During fiscal 1999, sales of concentrate and bulk frozen fruit decreased primarily due to our increased use of raw cranberries to support the production of our branded and non-branded juice products as well as continued intense price competition resulting from the recent industry-wide record cranberry harvests.

          Cost of Sales. Our cost of sales for fiscal 1999 was $152.5 million compared to $62.5 million in fiscal 1998, with gross margins of 35.6% and 44.6%, respectively. The decrease in our gross margin for fiscal 1999 was primarily due to increased private label and co-packing product mix during fiscal 1999. Our 1998 revenues were more heavily weighted toward higher margin sales of our branded products.

          Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $66.6 million, or 28.1% of total revenues for fiscal 1999, compared to $38.8 million, or 34.3% of total revenues, during the prior fiscal year. The increase in our selling, general and administrative expenses was primarily attributable to our ongoing aggressive marketing campaign to support the development and growth of our Northland brand 100% juice products and our Seneca brand products. It also included expenses associated with our launch of a new Seneca line that includes four additional flavors and new packaging. Additionally, we incurred expenses in fiscal 1999 associated with the integration of the systems and operations of Minot and Seneca into our own, as well as increased expenses associated with the addition of personnel and organizational changes necessary to manage our larger and more diversified operations resulting from those acquisitions. Fiscal 1999 advertising, promotion and slotting expenses in support of our branded products totaled $46.3 million compared to $26.7 million in fiscal 1998.

          Interest Expense. Interest expense was $8.6 million for fiscal 1999 compared to $6.8 million during fiscal 1998. The increase in our interest expense was due to increased debt levels during most of the year, which resulted from funding our Seneca and Minot acquisitions, as well as our March 1999 acquisition of certain assets formerly owned by Clermont, Inc. We also utilized our revolving credit facility to fund increased levels of inventory and accounts receivable to support our growing consumer cranberry product business, as well as seasonal operating activities.

          Income Tax Expense. We recorded $3.6 million in income tax expense in fiscal 1999 compared to $1.9 million in fiscal 1998. See Note 12 of Notes to Consolidated Financial Statements.

Financial Condition

          Our net cash used in operating activities in fiscal 2000 was $30.9 million compared to $33.0 million in fiscal 1999. The change in net cash used in operating activities during fiscal 2000 was primarily the result of the net loss incurred in fiscal 2000 and increased accounts payable and accrued liabilities. Inventory increased $15.2 million, net of the $57.4 million non-cash lower of cost or market adjustment, due primarily to the 1999 fall harvest of our crop, our purchase of raw cranberries from other independent cranberry growers, our purchase of Concord grapes from an independent growers' cooperative, and increased raw materials and finished goods inventories to support our juice sales. Accounts payable and accrued liabilities increased $25.4 million due primarily to increased inventory purchases, marketing spending and delaying vendor payments. Working capital decreased $252.1 million to a $(141.5) million deficiency at August 31, 2000 compared to working capital of $110.6 million at August 31, 1999. This decrease is due primarily to the classification at fiscal year end of amounts outstanding under our debt arrangements as current liabilities as a result of our defaults under certain financial covenants contained in our debt agreements and our failure to make certain interest payments, as well as increased accounts payable and accrued liabilities. Our current ratio decreased to 0.4 to 1.0 from 4.6 to 1.0 at August 31, 1999. If amounts outstanding under our debt arrangements were classified as long-term liabilities instead of current liabilities as of the fiscal year end, then working capital would have been $23.0 million, and our current ratio would have been 1.4 to 1.0.

          Operating activities consumed substantial amounts of cash during fiscal 2000 due primarily to the high levels of marketing and promotional spending to maintain sales levels of our branded products in light of the continued heavy promotional spending by our competition. As a result, we incurred operating losses and experienced negative cash flow from operations during the year. Additionally, we have reached our borrowing capacity under our revolving credit facility and continue to experience cash flow difficulties caused by market pricing pressures. We have failed to make payments of interest on our revolving credit facility due in fiscal 2001 and have otherwise defaulted on certain covenants contained in our bank loan agreements as well as certain note agreements with additional third parties. Additionally, we are currently in default under the terms of our grower contracts (see Note 14 to Notes to Consolidated Financial Statements). These factors, combined with lower than anticipated sales in the third and fourth quarters, have decreased our working capital and continued to increase our outstanding accounts payable with our vendors and other trade creditors. To help ease the cash flow burden over the next fiscal quarter and help allow us to reduce our accounts payable, we intend in fiscal 2001 to focus more on profitability as opposed to revenues and, for that reason, we intend to spend less on trade promotion in the upcoming fiscal year. Additionally, we have recently (i) made substantial changes to our pricing and promotional strategies, including entering into an agreement with Crossmark, Inc., a national food broker, pursuant to which we have outsourced many of our sales and marketing functions to Crossmark; (ii) converted $1.6 million in outstanding accounts payable to Crossmark into an unsecured convertible promissory note in the principal amount of $1.6 million bearing interest at the rate of 5% per annum and payable in full on October 24, 2002 (which note is convertible into convertible preferred stock under certain circumstances); (iii) completed the conversion of our internal information systems to help obtain more complete financial information in a quicker and more efficient manner; and (iv) revised certain agreements with various trade creditors to obtain payment terms more favorable to us. Additionally, we intend to continue to pursue opportunities to refinance our debt or obtain additional debt or equity financing in fiscal 2001. Despite these efforts, we cannot assure you that we will be able to obtain additional financing or that cash flow from operations will be sufficient to allow us to manage our payables. We intend to continue to work closely with our trade creditors in managing the terms of our accounts payable.

          Our net cash provided by investing activities during fiscal 2000 was $4.0 million compared to net cash used in investing activities in fiscal 1999 of $40.7 million. This increase was due primarily to cash generated from the sale of our private label business (as opposed to cash spending for acquisitions in fiscal 1999), and from the sale of certain property and equipment. Fiscal 2000 property and equipment purchases were $5.4 million compared to total property and equipment purchases of $8.3 million in the prior year.

          Our net cash provided by financing activities in fiscal 2000 was $26.3 million compared to $73.8 million during the prior fiscal year. Net cash provided by financing activities was primarily the result of our borrowing $31.0 million under our $155.0 million revolving credit agreement which we entered into in March 1999 and amended in May and December 1999 and February and July 2000. Those borrowings were used to finance increased working capital needs. See
Note 9 of Notes to Consolidated Financial Statements. Our total debt (including the current portion) was $181.0 million at August 31, 2000 for a total debt-to-equity ratio of 3.4 to 1 compared to total debt of $150.2 million and a total debt-to-equity ratio of 0.9 to 1 at August 31, 1999. Depending upon our future sales levels and relative sales mix of our products during fiscal 2001, we expect our working capital requirements to fluctuate periodically during fiscal 2001.

          In addition, as described in Note 14 to Notes to Consolidated Financial Statements, we are not in compliance with the terms of our grower contracts. We were unable to make an aggregate payment of approximately $670,000 due to the growers under the terms of the contracts, and we notified the growers of our intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. We intend to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers.

          As of August 31, 2000, we had reached the maximum available amount under our revolving credit facility of $155 million. In both the second and third quarters of fiscal 2000, we obtained waivers of certain covenant defaults under our credit facility that resulted primarily from our operating performance from our syndicate of banks. However, as mentioned, we were not in compliance with several provisions of our revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank) as of and for the year ended August 31, 2000, and, accordingly, because the lenders have not waived these covenant defaults, the balance of the debt agreement revolving credit facility and long-term debt agreements have been classified as a current liability. We have not made scheduled interest payments on the revolving credit facility in the amount of $3.8 million as of October 31, 2000, and do not expect to make a $5 million principal payment and scheduled interest payment due November 30, 2000. Additionally, the interest rate under our revolving credit facility increases to the bank's domestic rate plus 3.25% while we are in default. We are currently negotiating a forbearance agreement with our syndicate of banks as well as seeking to refinance our outstanding debt. We are not certain that we will be able to renegotiate the terms of our credit facility or that we will obtain additional financing. By the terms of our credit facility, since we are currently in default thereof, the creditors have the ability to call all outstanding principal and interest thereunder immediately due and payable. In such event, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operation as a going concern. However, we continue to work with our lenders to renegotiate the terms of those arrangements. As a result of these factors and others, there is substantial doubt about our ability to continue as a going concern. See Notes to Consolidated Financial Statements and Independent Auditors' Report, included in this Form 10-K.

          Additionally, effective following the third quarter dividend payment in fiscal 2000, we have suspended dividend payments on our common stock indefinitely.

          Unless our lenders call our loans due and payable immediately, we believe that we will be able to fund our ongoing operational needs for the upcoming first half of fiscal 2001 through (i) cash generated from operations;
(ii) our intended actions to reduce our near-term working capital requirements; and (iii) additional measures to reduce costs and improve cash flow from operations.

Quarterly Results

          Our quarterly results in fiscal 2000 varied significantly from comparative quarters in the prior fiscal year and from quarter to quarter during fiscal 2000:

          o Revenues declined in the second half of fiscal 2000 largely because of the sale of our private label juice business, which accounted for approximately $23.6 million in revenues during the first half of fiscal 2000. This decline in revenues was partially offset by inclusion of our first full fiscal year of sales of branded products we acquired in the Seneca transaction as well as increased co-packing sales.

          o Our significant losses before income taxes in the second and fourth quarters were largely the result of a $27.0 million lower of cost or market inventory adjustment in the second quarter and a $30.4 million lower of cost or market inventory adjustment in the fourth quarter, as well as additional charges in the fourth quarter including an $8.3 million charge associated with our restructuring efforts.

          o We continued our heavy spending on media advertising, trade and consumer promotion to build the Northland brand and to respond to increasing competitive pricing pressure throughout the fiscal year.

          Our quarterly results will likely continue to fluctuate in fiscal 2001 and will likely cause comparisons with prior quarters to be unmeaningful, largely because (i) we anticipate that our levels of trade promotional spending during future quarterly periods will be reduced due to a change in our pricing and promotional strategies (however, such spending levels may vary based on then current market and competitive conditions and company-specific factors); (ii) we anticipate revenues to decline as we focus our promotional strategies on returning to profitable operations as opposed to pursuing revenue growth; and
(iii) we expect to realize cost savings from our marketing alliance with Crossmark as well as our internal restructuring efforts.

          The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments (except for (i) during the quarter ended February 29, 2000, we recorded an inventory lower of cost or market adjustment of $27.0 million to cost of sales and (ii) during the quarter ended August 31, 2000, we recorded a lower of cost or market inventory adjustment of $30.4 million and a restructuring charge of $7.9 million to cost of sales and $0.4 million to selling, general and administrative expenses), that we consider necessary for a fair presentation:

                                                                      Fiscal Quarters Ended
                                                              (In thousands, except per share data)
                                                  Fiscal 2000                                        Fiscal 1999
                               -----------------------------------------------------------------------------------------------------
                                Aug. 31,    May 31,    Feb. 29,     Nov. 30,      Aug. 31,     May 31,     Feb. 28,    Nov. 30,
                                  2000       2000        2000         1999          1999        1999         1999        1998
                               -----------------------------------------------------------------------------------------------------
Revenues                       $  61,206   $ 61,417    $ 68,621     $ 74,967      $ 76,609    $ 70,895     $ 55,101    $ 34,236
Gross profit (loss)              (34,273)    22,095      (4,420)      23,412        26,675      23,581       20,225      13,879
(Loss) income before
  income taxes                   (78,602)    (4,410)    (34,512)         553         5,856       3,000          130         212
Net (loss) income              $ (79,846)  $ (4,410)   $(21,036)    $    321      $  3,577    $  1,816     $     67    $    120

Net (loss) income per
  share-diluted:
  Weighted average shares
    outstanding                   20,338     20,338      20,338       20,305        20,430      20,360       19,988      20,152
  Net (loss) income per
    share                         $(3.93)    $(0.22)     $(1.03)       $0.02         $0.18       $0.09        $0.00       $0.01
Cash dividends per share:
  Per Class A share (1)               --      0.040       0.040        0.040         0.040       0.040        0.040       0.040
  Per Class B share (1)               --      0.036       0.036        0.036         0.036       0.036        0.036       0.036

(1)  Effective following the third quarter dividend payment in fiscal 2000, we have suspended dividend payments on our common stock indefinitely.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

          We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings are affected by changes in short-term interest rates under our revolving credit agreement, pursuant to which our borrowings bear interest at a variable rate. Based upon our debt outstanding under our revolving credit agreement and bank term note as of August 31, 2000, an increase of 1.0% in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.6 million. This analysis does not take into account any actions we might take in an effort to mitigate our exposure in the event interest rates were to change materially. See Note 6 of Notes to Consolidated Financial Statements. The fair market value of long-term fixed interest rate debt may also be subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based upon the respective rates and prepayment provisions of our fixed interest rate debt, which approximated $15.8 million at August 31, 2000, the carrying amounts of such debt approximates their fair value.

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board
  of Directors of Northland Cranberries, Inc.:

          We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the consolidated financial statement schedule listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying consolidated financial statements for the year ended August 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 24, 2000

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------
ASSETS                                                                 2000                1999

CURRENT ASSETS (Notes 1 and 9):
  Cash and cash equivalents                                         $    164,211       $    769,126
  Accounts receivable                                                 20,650,152         35,453,371
  Current portion of note receivable and accounts
    receivable - other (Note 2)                                        7,787,365
  Refundable income taxes                                              1,101,391
  Inventories (Note 5)                                                48,200,907         97,059,828
  Prepaid expenses                                                       908,098          3,869,398
  Assets held for sale (Note 3)                                        6,644,859
  Deferred income taxes (Note 12)                                                         4,332,000
                                                                    ------------       ------------

             Total current assets                                     85,456,983        141,483,723

NOTE RECEIVABLE, Less current portion (Notes 2 and 9)                 26,000,000

PROPERTY AND EQUIPMENT - Net (Notes 1, 3, 6, 9 and 13)               153,119,069        169,420,178

INTANGIBLE ASSETS - Net (Notes 1, 7 and 9)                            17,728,274         41,074,130

OTHER ASSETS (Note 9)                                                  1,930,607          2,943,395






                                                                    ------------       ------------
TOTAL ASSETS                                                        $284,234,933       $354,921,426
                                                                    ============       ============

See notes to consolidated financial statements.


-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000              1999

CURRENT LIABILITIES:
  Accounts payable                                                  $ 31,357,380       $ 18,636,626
  Accrued liabilities (Notes 3 and 8)                                 18,489,027          9,925,255
  Current maturities of long-term debt (Notes 1 and 9)                12,643,000          2,354,000
  Long-term debt classified as a current liability (Notes 1 and 9)   164,458,992
                                                                    ------------       ------------

          Total current liabilities                                  226,948,399         30,915,881

LONG-TERM DEBT, Less current maturities (Notes 1 and 9)                3,927,069        147,797,163

DEFERRED INCOME TAXES (Notes 1 and 12)                                                   15,655,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 9, 13 and 14)

SHAREHOLDERS' EQUITY (Notes 9, 10 and 11):
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued
  Common stock:
    Class A, $.01 par value, 19,702,221 and 19,655,621
      shares issued and outstanding, respectively                        197,022            196,556
    Class B, $.01 par value, 636,202 shares issued
      and outstanding                                                      6,362              6,362
  Additional paid-in capital                                         148,976,780        148,768,724
  (Accumulated deficit) retained earnings                            (95,820,699)        11,581,740
                                                                    ------------       ------------

           Total shareholders' equity                                 53,359,465        160,553,382
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $284,234,933       $354,921,426
                                                                    ============       ============

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------
                                                                       2000                1999               1998

REVENUES (Notes 1, 2 and 4)                                        $ 266,211,349       $236,841,077       $112,828,336

COST OF SALES (Notes 3, 5 and 13)                                    259,396,905        152,481,190         62,474,847
                                                                   -------------       ------------       ------------

GROSS PROFIT                                                           6,814,444         84,359,887         50,353,489

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 3)                                                  112,845,208         66,529,989         38,741,244

(GAIN) LOSS ON DISPOSALS OF BUSINESS AND
 PROPERTY AND EQUIPMENT (Note 2)                                      (2,228,691)            67,061             10,913
                                                                   -------------       ------------       ------------

(LOSS) INCOME FROM OPERATIONS                                       (103,802,073)        17,762,837         11,601,332

INTEREST EXPENSE                                                      14,556,330          8,564,480          6,826,525

INTEREST INCOME (Note 2)                                              (1,387,827)
                                                                   -------------
(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)                         (116,970,576)         9,198,357          4,774,807

INCOME TAXES (BENEFIT) (Notes 1 and 12)                              (12,000,000)         3,618,000          1,920,000
                                                                   -------------       ------------       ------------

NET (LOSS) INCOME                                                  $(104,970,576)      $  5,580,357       $  2,854,807
                                                                   =============       ============       ============
NET (LOSS) INCOME PER SHARE (Note 1):
  Basic                                                            $       (5.16)      $       0.28       $       0.19
  Diluted                                                          $       (5.16)      $       0.28       $       0.19

SHARES USED IN COMPUTING NET (LOSS)
  INCOME PER SHARE:
  Basic                                                               20,330,039         20,005,517         14,813,757
  Diluted                                                             20,330,039         20,206,512         15,266,162


See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                               2000             1999             1998
OPERATING ACTIVITIES:
  Net (loss) income                                                        $(104,970,576)   $  5,580,357     $  2,854,807
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
    Depreciation and amortization of property and equipment                    8,157,849       8,010,453        6,434,048
    Amortization of tradenames, trademarks and goodwill                          794,916         842,944          106,935
    Provision for deferred income taxes                                      (11,323,000)      2,473,000        1,416,000
    Provision for inventory lower of cost or market adjustment                57,400,000
    Provision for writedown of assets held for sale                            6,000,000
    (Gain) loss on disposals of business and property and equipment           (2,228,691)         67,061           10,913
    Changes in assets and liabilities (net of effects of business acquisitions and disposition):
      Receivables, prepaid expenses and other current assets                   5,019,396     (14,807,868)     (13,749,395)
      Inventories                                                            (15,176,886)    (30,680,548)     (12,328,714)
      Accounts payable and accrued liabilities                                25,390,681      (4,521,337)       4,001,637
                                                                           -------------    ------------     ------------

           Net cash used in operating activities                             (30,936,311)    (33,035,938)     (11,253,769)
                                                                           -------------    ------------     ------------

INVESTING ACTIVITIES:
  Acquisitions of businesses (Note 4)                                                        (31,700,438)     (35,203,177)
  Proceeds from disposition of business (Note 2)                               6,822,187
  Collection on note receivable                                                  250,000
  Property and equipment purchases                                            (5,397,401)     (8,333,350)      (7,945,506)
  Proceeds from disposals of property and equipment                            1,854,291          40,778          103,960
  Net decrease (increase) in other assets                                        497,721        (658,510)       1,276,689
                                                                           -------------    ------------     ------------

           Net cash provided by (used in) investing activities                 4,026,798     (40,651,520)     (41,768,034)
                                                                           -------------    ------------     ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in borrowings under revolving credit facilities     30,950,000      90,950,000      (16,350,000)
  Proceeds from issuance of long-term debt                                                                      1,500,000
  Payments on long-term debt                                                  (2,388,289)    (14,122,493)      (3,759,881)
  Dividends paid                                                              (2,431,863)     (3,194,024)      (2,443,088)
  Net proceeds from common stock offering                                                                      74,481,730
  Exercise of stock options                                                      174,750         475,911          145,035
  Other                                                                                         (286,236)        (149,235)
                                                                           -------------    ------------     ------------

           Net cash provided by financing activities                          26,304,598      73,823,158       53,424,561
                                                                           -------------    ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (604,915)        135,700          402,758

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     769,126         633,426          230,668
                                                                           -------------    ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $     164,211    $    769,126     $    633,426
                                                                           =============    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION -
 Cash paid during the year for:
    Interest (net of interest capitalized)                                 $  13,672,749    $  8,458,891     $  6,862,888
    Income taxes (refunded) - net                                                698,736         669,700         (858,466)

SUPPLEMENTAL NON-CASH INVESTING
  AND FINANCING ACTIVITIES (Notes 2, 3 and 9)

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    (Accumulated
                                                                                 Common Stock         Additional       Deficit)
                                                                           ----------------------      Paid-in        Retained
                                                                              Class A     Class B      Capital        Earnings

BALANCES, SEPTEMBER 1, 1997                                                  $132,074     $ 6,362    $ 67,888,801   $   8,783,688

  Net proceeds from common stock offering (5,715,000 shares)                   57,150                  74,424,580
  Common stock issued for acquisition of business (136,986 shares)              1,370                   1,994,863
  Stock options exercised (13,628 shares)                                         136                     144,899
  Tax benefit from exercise of stock options                                                               24,083
  Cash dividends paid:
    Class A ($.16 per share)                                                                                           (2,350,559)
    Class B ($.14544 per share)                                                                                           (92,529)
  Net income                                                                                                            2,854,807
                                                                           ----------     -------    ------------   -------------

BALANCES, AUGUST 31, 1998                                                     190,730       6,362     144,477,226       9,195,407

  Common stock issued for acquisitions of businesses (457,287 shares)           4,573                   3,466,857
  Common stock issued for compensation (4,000 shares)                              40                      58,024
  Stock options exercised (121,350 shares)                                      1,213                     474,698
  Tax benefit from exercise of stock options                                                              291,919
  Cash dividends paid:
    Class A ($.16 per share)                                                                                           (3,101,495)
    Class B ($.14544 per share)                                                                                           (92,529)
  Net income                                                                                                            5,580,357
                                                                           ----------     -------    ------------   -------------

  BALANCES, AUGUST 31, 1999                                                   196,556       6,362     148,768,724      11,581,740

  Stock options exercised (46,600 shares)                                         466                     174,284
  Tax benefit from exercise of stock options                                                               33,772
  Cash dividends paid:
    Class A ($.12 per share)                                                                                           (2,362,466)
    Class B ($.10908 per share)                                                                                           (69,397)
  Net loss                                                                                                           (104,970,576)
                                                                           ----------     -------    ------------   -------------

BALANCES, AUGUST 31, 2000                                                  $  197,022     $ 6,362    $148,976,780   $ (95,820,699)
                                                                           ==========     =======    ============   =============

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - The business of Northland Cranberries, Inc. (the "Company") consists principally of growing and selling cranberries and cranberry products. The Company's vertical integration business strategy includes marketing and selling its Northland, Seneca, TreeSweet and Awake brand cranberry and other fruit juice products, fresh, frozen, and dried cranberries, and cranberry concentrate domestically through retail supermarkets and other distribution channels including international. In addition, the Company produces and packages juice beverages for other companies on a contract basis.

     Going Concern Basis of Presentation - The accompanying consolidated financial statements for the year ended August 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Recent production levels of cranberries in the United States have been in excess of demand and usage which has resulted in an industry-wide excess of supply of frozen cranberries and cranberry concentrate. Prices paid to growers for raw cranberries are currently below production costs for many growers. In July 2000, the United States Department of Agriculture ("USDA") adopted a federal marketing order which is designed to reduce the industry-wide cranberry crop for the year 2000 from levels of that of the past three years. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels. In addition, Federal legislation signed on October 27, 2000 provides for an aggregate of $20,000,000 in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and $30,000,000 in funding for the USDA to purchase cranberry products for school lunch and other meal programs. Management expects to receive approximately $1,100,000 in direct payments from the CCC in fiscal 2001 and is currently evaluating its alternatives with respect to participating in the USDA cranberry product purchase programs. As shown in the consolidated financial statements, during the year ended August 31, 2000, the Company incurred a net loss of approximately $104,971,000, and, as of August 31, 2000, the Company's current liabilities exceeded its current assets by approximately $141,491,000. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 9, the Company did not make its scheduled interest payments on the revolving credit facility in September and October 2000, and does not expect to make a $5,000,000 principal payment and scheduled interest payment due November 30, 2000 and the Company was not in compliance with several provisions of its revolving credit agreement and other long-term debt agreements as of and for the year ended August 31, 2000. Accordingly, as also described in Note 9, because the lenders have not waived these covenant defaults, the balance of the revolving credit facility and long-term debt agreements have been classified as a current liability. Under the terms of the Company's debt agreements, the lenders have the ability to call all outstanding principal and interest thereunder immediately due and payable. In such event, it is highly unlikely that the Company would be able to satisfy such an obligation, and the Company would likely be unable to continue operations as a going concern. In addition, as described in Note 14, the Company is not in compliance with the terms of its grower contracts. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds through additional equity and debt financing, to reduce costs and related near-term working capital requirements and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock, so the Company can meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents - Cash equivalents include amounts due from banks and highly liquid debt instruments purchased with maturities of three months or less.

     Concentration of Credit Risk and Significant Customer - The Company manufactures and sells to wholesale food processors, distributors and retailers throughout the United States. The Company performs certain credit evaluation procedures and does not require collateral. Accounts receivable are stated net of allowances for doubtful accounts of approximately $250,000 and $600,000 as of August 31, 2000 and 1999, respectively. In fiscal 2000, the Company had revenues from one customer of approximately $45,888,000, or 17.2%, of total revenues. In fiscal years 1999 and 1998, the Company did not have revenues from any one customer that exceeded 10% of total revenues. Accounts receivable as of August 31, 2000 included approximately $6,563,000 due from this customer.

     Inventories - Inventories, which primarily consist of cranberries, cranberry and other concentrates, juice, packaging supplies and deferred crop costs, are stated at the lower of cost or market. Cranberries and cranberry content of inventories are accounted for using the specific identification costing method, which approximates the first-in, first-out ("FIFO") costing method. All other inventory items are accounted for using the FIFO costing method. Deferred crop costs consist of those costs related to the growing of the crop which will be harvested in the following fiscal year.

     Assets Held for Sale - Assets held for sale consisted of the land, building and equipment related to a manufacturing facility in Bridgeton, New Jersey which discontinued production on November 22, 2000 and is reported in the accompanying consolidated balance sheet as held for sale. The assets were reclassified from property and equipment and are recorded at their fair value less cost of disposal.

     Property and Equipment - Property and equipment are stated at cost, less depreciation and amortization using the straight-line method over the estimated useful lives. The costs related to the development of new productive cranberry beds are capitalized during the development period until commercial production is achieved (generally the fifth growing season after planting). Amounts included in construction in progress include construction costs of beds, dikes and ditches, irrigation systems, and costs associated with vine clippings planted. In addition, during the development period, certain direct costs are capitalized in construction in progress. The Company depreciates buildings, land improvements, cranberry vines, bulkheads and irrigation equipment over 30 to 40 years and other depreciable assets over 3 to 10 years.

     Intangible Assets - Tradenames, trademarks and goodwill (excess of purchase price over fair value of net assets acquired) are amortized using the straight-line method, principally over a period of 40 years.

     Long-Lived Assets - The Company periodically evaluates the carrying value of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards

     ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of an asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

     Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes.

     Revenue Recognition - The Company recognizes revenue when product is shipped and title passes to the customer.

     Advertising - Advertising costs incurred to produce media for advertising for major new campaigns are expensed in the period in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising expenses of approximately $14,127,000, $10,583,000 and $8,763,000 for fiscal 2000, 1999 and 1998, respectively, are included in selling, general and administrative expenses.

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

     Segment Information - The Company operates principally in a single consumer foods line of business, encompassing the growing and selling of cranberries and cranberry products.

     Comprehensive Income (Loss) - There is no material difference between comprehensive income (loss) and net income (loss) for each of the three years in the period ended August 31, 2000.

     Fair Value of Financial Instruments - The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities and long-term debt) is a reasonable estimate of the fair value of such instruments due to the short-term nature of such instruments and the market interest rates applicable to similar instruments.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Standards to Be Adopted - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify certain areas causing difficulties in implementation. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on September 1, 2000. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITE No. 00-14, "Accounting for Certain Sales Incentives." The Company is currently evaluating the impact of this statement on the consolidated financial statements. This statement is required to be adopted no later than the fourth quarter of fiscal 2001.

     Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

2.   DISPOSITION OF BUSINESS AND RELATED LEGAL PROCEEDINGS

     On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28 million (non-cash investing activity) which will be amortized over six years and which bears interest at a rate of 10% per annum, as well as approximately $6.8 million in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date. The Company recognized a pre-tax gain of approximately $2,100,000 in connection with the sale of the net assets.

     Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. The Company also entered into certain related agreements with Cliffstar, including among them a co-packing agreement pursuant to which Cliffstar contracted for specified quantities of Cliffstar juice products to be packed by the Company during each year of the period in which Cliffstar is making earn-out payments to the Company.

     The private label juice business had revenues of approximately $23,600,000, $40,300,000 and $600,000 for the years ended August 31, 2000, 1999 and
     1998, respectively. The Company recognized gross profit of approximately $3,700,000, $12,400,000 and $200,000 on such revenues during the years ended August 31, 2000, 1999 and 1998, respectively. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system does not segregate such expenses by type of product.

     On July 7, 2000, Cliffstar filed suit against the Company in the United States District Court, Western District of New York, alleging, among other things, that the Company breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, the Company filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000. The lawsuit arises out of the sale of the net assets of the Company's private label juice business to Cliffstar in the transaction that closed on March 8, 2000. The Company claims that (1) Cliffstar breached the Asset Purchase Agreement by failing to make required payments under the Asset Purchase Agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties; (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay the Company the required amounts due under it; (3) Cliffstar breached its fiduciary duty to the Company based on the same (or similar) conduct; (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; and
     (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct. The Company also claims that Cliffstar breached its fiduciary duties to the Company. The Company seeks compensatory damages in an amount in excess of $5 million, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees. Cliffstar's answer to the Company's amended complaint was received on November 15, 2000.

     Cliffstar has asserted counterclaims against the Company, alleging that (1) the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) the Company has breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the Company's carrying value, by failing to notify Cliffstar that the Company intended to write-down its cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) the Company breached the co-packing agreement by prematurely terminating that agreement; (4) the Company converted the labels, films and plates relating to the private label juice business; and (5) the Company intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged fraudulent inducement and intentional interference claims, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. The Company has denied the allegations of Cliffstar's counterclaims in all material respects.

     As of August 31, 2000, the note receivable from Cliffstar had an outstanding balance of $27,750,000, and the Company had outstanding accounts receivable and accrued interest due from Cliffstar aggregating approximately $6,037,000. The action is in its early stages. No depositions have been taken or scheduled and the Company has only begun to conduct discovery. It is the opinion of the Company's management, after consulting with outside legal counsel, that, (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accrued interest due from Cliffstar are collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims against them and to pursue any claims they may have against Cliffstar, including any actions to collect the amounts outstanding.

     Cliffstar made the required $250,000 principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company received Cliffstar's scheduled August 31, 2000 principal payment of $250,000 together with $699,452 of accrued interest at 10% on September 8, 2000. The Company has recognized interest income on the note receivable at a rate of 10% in the consolidated financial statements, pending the resolution of this matter.

     Although the note is in default, the Company has classified the balance outstanding in the accompanying consolidated balance sheet in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received. The aggregate scheduled principal payments required under the terms of the note receivable as of August 31, 2000 are as follows:

             Fiscal Year                   Principal
              Ending                       Payments

                2001                      $ 1,750,000
                2002                        3,000,000
                2003                        4,500,000
                2004                        6,000,000
                2005                        8,000,000
                Thereafter                  4,500,000
                                          -----------

                Total                     $27,750,000
                                          ===========

3.   RESTRUCTURING CHARGE

     In the fourth quarter of fiscal 2000, the Company recorded a $8,250,000 pre-tax restructuring charge, consisting primarily of a $6,000,000 writedown of a manufacturing facility that discontinued production in Bridgeton, New Jersey on November 22, 2000 and $2,250,000 of plant closing costs (primarily cleanup, security and insurance costs) and employee termination benefits. Approximately 130 employees received notification in fiscal 2000 of their termination as a result of the restructuring plan, primarily at the manufacturing facility that is being closed and in the Company's sales department. This restructuring charge, of which $7,900,000 was charged to cost of sales and $350,000 was charged to selling, general and administrative expenses, was aimed at improving future profitability by eliminating overcapacity and streamlining operations.

     The elements of the restructuring charge are as follows:

                                       Original                    Accrued at
                                       Expense      Non-cash     August 31, 2000

     Facility writedown               $6,000,000   $6,000,000
     Plant closing costs                 770,000                   $  770,000
     Employee termination benefits     1,480,000                    1,480,000
                                       ---------   ----------      ----------
     Total                            $8,250,000   $6,000,000      $2,250,000
                                      ==========   ==========      ==========

4.   ACQUISITIONS

     On July 1, 1998, the Company completed its acquisition of certain net assets of Minot Food Packers, Inc. ("Minot") for $35.2 million in cash and 136,986 shares of Class A Common Stock. Minot, located in Bridgeton, New Jersey, produces, markets, sells and distributes a wide variety of Minot branded and private label cranberry products.

     On December 30, 1998, the Company acquired the juice division of Seneca Foods Corporation ("Seneca") for approximately $28.7 million in cash, and assumed certain liabilities in connection with the acquisition. The assets acquired included an exclusive license to market and sell all Seneca brand fruit beverages, bottling and packaging facilities located in New York, North Carolina and Wisconsin, a distribution center in Michigan, and a receiving station in New York.

     On March 1, 1999, the Company acquired certain assets of Clermont, Inc. ("Clermont") for $2.6 million in cash, issuance of a $4.4 million note payable and 367,287 shares of Class A Common Stock. The assets acquired included cranberries, cranberry and other fruit concentrates, a concentrating facility in Oregon, and other equipment.

     On April 21, 1999, the Company acquired the common stock of Potomac Foods of Virginia, Inc. ("Potomac") for $0.4 million in cash, $0.4 million of assumed debt and 90,000 shares of Class A Common Stock. The assets acquired primarily consisted of the acquisition of certain customer relationships.

     The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses are included in the consolidated statements of operations from the date of acquisition. The purchase price of the acquisitions has been allocated to the assets acquired and liabilities assumed based upon fair values.

     The unaudited pro forma results of operations, assuming the Minot and Seneca acquisitions had been consummated as of September 1, 1997, are as follows:

                                               1999              1998

     Revenues                              $272,560,077      $253,340,310
     Net income                               5,087,357         1,900,674
     Net income per share:
       Basic                               $       0.25      $       0.13
       Diluted                                     0.25              0.12

     The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the Minot and Seneca acquisitions actually been made at the beginning of fiscal 1998. The pro forma effects of the Clermont and Potomac acquisitions were not significant.

5.   INVENTORIES

     Inventories at August 31, 2000 and 1999 were as follows:

                                               2000              1999

     Raw materials                          $30,528,712       $63,007,239
     Finished goods                           7,951,357        20,530,358
     Deferred crop costs                      9,720,838        13,522,231
                                           ------------      -----------

     Total inventories                      $48,200,907       $97,059,828
                                           ============      ============

     During fiscal 2000, the Company recorded a $57,400,000 pre-tax, lower of cost or market charge to cost of sales which reduced the carrying value of its inventory to its estimated market value. This charge was necessary to account for the significant decline in the price of raw cranberries that the cranberry industry is currently experiencing, as described in Note 1.

6.   PROPERTY AND EQUIPMENT

     Property and equipment at August 31, 2000 and 1999 were as follows:

                                                                     2000                  1999
     Land                                                          $ 9,420,420         $ 10,159,972
     Land improvements                                              19,268,931           18,919,978
     Cranberry vines, bulkheads and irrigation equipment            84,477,947           83,956,687
     Buildings and improvements                                     28,821,225           36,148,280
     Equipment and vehicles                                         53,611,760           54,126,369
     Construction in progress                                        1,387,682            3,759,400
                                                                 -------------         ------------

     Property and equipment - at cost                              196,987,965          207,070,686
     Less accumulated depreciation and amortization                 43,868,896           37,650,508
                                                                 -------------         -----------

     Property and equipment - net                                 $153,119,069         $169,420,178
                                                                 =============         ============

     The Company capitalized $86,501, $325,971 and $736,106 of interest for the years ended August 31, 2000, 1999 and 1998, respectively.

7.   INTANGIBLE ASSETS

     Intangible assets at August 31, 2000 and 1999 were as follows:

                                                                      2000                 1999
     Tradenames and trademarks                                     $11,873,666          $12,375,009
     Goodwill                                                        7,936,801           29,893,189
                                                                  ------------         ------------

     Total intangible assets - at cost                              19,810,467           42,268,198
     Less accumulated amortization                                   2,082,193            1,194,068
                                                                  ------------         ------------

     Intangible assets - net                                       $17,728,274          $41,074,130
                                                                  ============         ============

8.   ACCRUED LIABILITIES

     Accrued liabilities at August 31, 2000 and 1999 were as follows:

                                                                      2000                 1999
     Trade and consumer promotions                                 $11,205,184           $1,934,466
     Compensation and other employee benefits                        2,208,529            2,687,272
     Interest                                                        1,304,423              401,054
     Plant closing costs                                               770,000
     Property taxes                                                    555,533              667,719
     Income taxes                                                      168,070              472,867
     Commissions                                                       117,559              866,726
     Other                                                           2,159,729            2,895,151
                                                                 -------------         ------------

     Total accrued liabilities                                     $18,489,027           $9,925,255
                                                                 =============         ============

9.   LONG-TERM DEBT

     Long-term debt as of August 31, 2000 and 1999 consisted of the following:

                                                                      2000                 1999
     Revolving credit facility with a bank                       $ 155,000,000         $124,050,000
     Term loan payable to insurance company with
        interest at 8.08%                                           11,376,865           12,216,179
     Term loan payable to insurance company with
       interest at 7.86%                                             7,718,808            8,215,513
     Term note with a bank                                           2,508,334            3,208,334
     Promissory note with a vendor with interest at 5%               1,600,000
     Other obligations                                               2,825,054            2,461,137
                                                                 -------------         ------------

     Total                                                         181,029,061          150,151,163
     Less:  Current maturities of long-term debt                    12,643,000            2,354,000
            Amounts classified as current liability                164,458,992
                                                                 -------------         ------------

     Amounts classified as noncurrent                            $   3,927,069         $147,797,163
                                                                 =============         ============

     The Company was not in compliance with various financial covenants for the revolving credit facility, the two term loans payable to an insurance company, and the term note with a bank as of August 31, 2000, and the Company has not received waivers for any of these covenant defaults. As a result, the borrowings under the revolving credit facility, the two term loans payable to an insurance company and the term note payable to a bank have been classified as a current liability as of August 31, 2000.

     On March 15, 1999, the Company entered into a credit agreement with a bank that provides for a revolving credit facility of $140,000,000. On December 29, 1999, the Credit Agreement was amended, increasing the amount that could be borrowed under the revolving credit facility to $155,000,000. The Credit Agreement was subsequently amended effective February 29, 2000 and July 17, 2000 for financial covenant defaults. The revolving credit facility terminates on February 28, 2002. This amount will be reduced by $5,000,000 on the last day of each of the first and third quarters of the Company commencing with the fiscal quarters ending November 30, 2000 and May 31, 2001 and continuing thereafter until the termination date of the agreement. Under the amended revolving credit facility, the Company through July 17, 2000, could borrow at the bank's domestic rate (which approximates prime, as defined) or LIBOR plus one and one-quarter percent (1.25%). Effective July 18, 2000, the interest rate was increased to the bank's domestic rate (which approximates prime, as defined), plus 1.25% (10.75% as of August 31, 2000). Under the terms of the amended revolving credit facility, interest accrues at the bank's domestic rate, plus 3.25%, while the loan is in default. The borrowing option under LIBOR is no longer available. Amounts outstanding under the agreement bear interest at a weighted average of 10.09% and 7.56% as of August 31, 2000 and 1999, respectively. The Company did not make its scheduled interest payments to the bank and scheduled interest payment in September and October 2000 and does not expect to make a $5,000,000 principal payment due November 30, 2000. The credit facility is collateralized by substantially all assets of the Company not otherwise collateralized.

     The 8.08% term loan with an insurance company is payable in semi-annual installments, including interest, through July 1, 2004. The loan is collateralized by specific property and equipment. Under the terms of the term loan, interest accrues at a rate of 5% above the stated rate of interest (13.08%) while the loan is in default.

     The 7.86% term loan with an insurance company is payable in semi-annual installments, including interest, through August 1, 2008. The interest rate is subject to adjustment in fiscal year 2003, as determined by the insurance company, but the adjusted rate will not exceed 2.25% over the then five-year treasury bond yield. Under the terms of the term loan, interest accrues at a rate of 5% above the stated rate of interest (12.86%) while the loan is in default. The loan is collateralized by specific property and equipment.

     The term note with a bank is payable in monthly installments, including interest, through March 2002, at which time the remaining principal must be paid. The interest rate on this term note is 1% per annum less than the prime rate, as defined, or LIBOR plus an applicable rate margin (2%) at the option of the Company. The weighted average interest rate on the outstanding borrowings was 7.79% and 6.85% as of August 31, 2000 and 1999, respectively. Under the terms of the term note, interest accrues at a rate of the prime rate, as defined, plus 2%, while the note is in default. The note is collateralized by specific property and equipment.

     The promissory note with a vendor is unsecured and is payable, including interest at 5%, on October 24, 2002. The note provides that each $100 increment of the outstanding principal and accrued interest will be convertible into one share of $100 stated value Series A Convertible Preferred Stock ("Preferred Stock"), which series of Preferred Stock is yet to be established by the Board of Directors of the Company, 180 days after the occurrence of a refinancing, as defined. Each share of Preferred Stock will be convertible into 40 shares of Class A Common Stock at the option of the holder or automatically upon the occurrence of certain events. Each share of Preferred Stock will entitle the holder to receive cumulative annual cash dividends at a rate of 5% on the $100 stated value.

     The other obligations consist of various term loans with financial institutions with principal and interest due in various amounts through January 2007. These loans are generally collateralized by specific property and equipment.

     The debt agreements contain various covenants which include restrictions on dividends and other distributions to shareholders, repurchases of stock, and require the Company to maintain and meet certain minimum levels of shareholders' equity ($125,000,000 as of August 31, 2000) and operating ratios, as defined.

     During the year ended August 31, 2000, the Company issued notes to vendors and finance companies in the amount of $2,410,000 to finance certain accounts payable and equipment purchases (non-cash financing and investing activities).

     Aggregate annual principal payments required under terms of the debt agreements consist of the following as of August 31, 2000:

     Fiscal Year                                           Principal
      Ending                                                Payments

     2001                                                $177,102,000
     2002                                                     529,000
     2003                                                   2,801,000
     2004                                                     321,000
     2005                                                     176,000
     Thereafter                                               100,061
                                                         ------------
     Total                                               $181,029,061
                                                         ============

     The Company has also guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower. The grower is in default with certain terms and conditions contained in the related debt agreements. Management of the Company is of the opinion that the potential for any loss to the Company is minimal.

10.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $.01.

     The authorized common stock of the Company consists of 60,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock. Outstanding Class B shares are convertible into Class A shares on a one-for-one basis at any time. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to three votes per share. Holders of Class A Common Stock are entitled to receive cash dividends equal to at least 110% of any cash dividends paid on the shares of Class B Common Stock. However, cash dividends may be paid on Class A Common Stock without a concurrent cash dividend being paid on the Class B Common Stock. If at any time the outstanding shares of Class B Common Stock fall below 2% of the outstanding shares of Class A Common Stock, they will be automatically converted into Class A Common Stock.

     On July 22, 1996, the Company filed a Form S-4 Registration Statement ("shelf registration") with the Securities and Exchange Commission. The Registration Statement covers up to 1,000,000 shares of Class A Common Stock of the Company which may be issued from time to time in connection with acquisitions by the Company of businesses or properties, or interests therein. In June 1998, the Company issued 5,715,000 shares of Class A Common Stock through a public offering resulting in net proceeds of approximately $74.5 million.

11.  STOCK OPTIONS

     In 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan"), which provides for the issuance of 275,000 shares of Class A Common Stock options to certain executive officers and key employees. Stock options granted under the 1987 Plan are exercisable at a price equal to market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years and vest over a period of 3 to 5 years.

     In fiscal 1990, the Company adopted the 1989 Stock Option Plan (the "1989 Plan"), which provides for the issuance of 600,000 shares of Class A Common Stock options to key employees and non-employee directors of the Company. Stock options granted under the 1989 Plan are exercisable at a price established by the Board of Directors which shall not be less than 85% of the market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years and vest over a period of 3 to 5 years.

     During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of 800,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years and vest over a period of 3 to 5 years.

     The status of the stock option plans was as follows:

                                                                              Number of        Weighted Average
                                                          Price Range          Shares          Exercise Price

     Outstanding at September 1, 1997                 $  2.63 - $18.50          915,784             $ 7.77
       Granted                                           9.75 -  19.75          187,000              17.98
       Exercised                                         2.63 -   8.75          (13,628)              4.34
       Cancelled                                         7.25 -  19.75           (5,500)             16.18
                                                      ----------------        ---------             ------

     Outstanding at August 31, 1998                      2.63 -  19.75        1,083,656               9.57
       Granted                                           6.69 -  11.13          104,500               9.83
       Exercised                                         2.63 -   7.25         (121,350)              3.92
       Cancelled                                         7.25 -  19.75          (59,296)             14.65
                                                      ----------------        ---------             ------

     Outstanding at August 31, 1999                      2.63 -  19.75        1,007,510               9.97
       Granted                                           1.56 -   5.50          100,500               4.94
       Exercised                                         3.75                   (46,600)              3.75
       Cancelled                                         5.06 -  19.75          (90,824)             10.14
                                                      ----------------        ---------             ------

     Outstanding at August 31, 2000                   $  1.56 -  19.75          970,586             $ 9.74
                                                      ================        =========             ======

     Shares exercisable at August 31, 2000            $  2.63 - $19.75          815,086             $ 9.72
                                                      ================        =========             ======

     Available for grant after August 31, 2000                                  226,014
                                                                              =========

     The following table summarizes information about stock options outstanding at August 31, 2000:

                                             Options Outstanding
                                             Weighted                          Options Exercisable
                           Shares            Average       Weighted          Shares         Weighted
                         Outstanding         Remaining     Average        Exercisable        Average
       Range of           at August 31,     Contractual    Exercise       at August 31,     Exercise
     Exercise Prices         2000            Life-Years     Price             2000           Price
      $1.56 - $5.50         299,800             3.4        $ 4.42           220,800          $ 4.26
       6.69 -  9.63         169,300             4.4          8.03           167,300            8.01
      10.00 - 19.75         501,486             6.4         13.49           426,986           13.21
     --------------        --------            ----        ------          --------          ------
     $1.56 - $19.75         970,586             5.1        $ 9.74           815,086          $ 9.72
     ==============        ========            ====       =======          ========         =======

     The Company has adopted the disclosure - only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                2000           1999       1998
     Net (loss) income:
       As reported                         $(104,970,576)  $5,580,357 $2,854,807
      Pro forma                             (105,280,000)   5,376,000  2,343,000

     Net (loss) income per share-diluted:
      As reported                          $       (5.16)  $     0.28 $     0.19
      Pro forma                                    (5.18)        0.27       0.16

     The weighted-average fair value per share of options granted was $3.08 in 2000, $3.22 in 1999 and $4.50 in 1998.

     For the purpose of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2000          1999        1998

     Expected volatility                            67 %       26.8 %     20.4 %
     Risk-free interest rate                       5.9 %        5.5 %      5.5 %
     Dividend rate during the expected term          0 %     1.6410 %   1.6410 %
     Expected life in years                          9            9          9

12.  INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.

     The provision for income taxes for the years ending August 31, 2000, 1999 and 1998 is as follows:

                                                             2000           1999            1998
     Current provision (benefit):
      Federal                                              $ (677,000)    $1,145,000       $ 452,000
      State                                                                                   52,000
                                                        -------------   ------------      ----------

          Total current provision (benefit)                  (677,000)     1,145,000         504,000
                                                        -------------   ------------      ----------

     Deferred provision (benefit):
      Federal                                             (10,484,000)     1,978,000       1,081,000
      State                                                  (839,000)       495,000         335,000
                                                        -------------    -----------      ----------

          Total deferred provision (benefit)              (11,323,000)     2,473,000       1,416,000
                                                        -------------    -----------      ----------

     Total provision (benefit) for income taxes          $(12,000,000)    $3,618,000      $1,920,000
                                                        =============    ===========      ==========

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ending August 31, 2000, 1999 and 1998 is as follows:

                                                              2000            1999           1998

     Statutory income tax rate                                 (34.0)%         34.0 %          34.0 %
     Losses for which no benefit was provided                   24.2
     State income taxes, net of Federal tax benefit             (0.5)           5.2             5.2
     Other - net                                                                0.1             1.0
                                                              -------         ------          ------

     Effective income tax rate                                 (10.3)%         39.3 %          40.2 %
                                                              =======         ======          ======

     Temporary differences that give rise to deferred income tax assets and liabilities as of August 31, 2000 and 1999 consist of the following:

                                                                          2000             1999
     Deferred income tax assets:
      Accounts receivable allowances                                 $        98,000    $    235,000
      Inventories                                                         27,132,000       3,234,000
      Accrued liabilities                                                  4,331,000         558,000
      Federal net operating loss carryforwards                            16,856,000         175,000
      State net operating loss carryforwards                               2,744,000         130,000
      Federal alternative minimum tax credit carryforwards                 3,739,000       5,283,000
      Federal investment tax credit carryforwards                             37,000          37,000
      Other items                                                             25,000           4,000
                                                                     ---------------    ------------

           Total deferred income tax assets                               54,962,000       9,656,000
                                                                     ---------------    ------------

     Deferred income tax liabilities
      Property and equipment                                             (24,189,000)    (20,755,000)
      Prepaid expenses                                                       (13,000)       (224,000)
                                                                     ---------------    ------------

           Total deferred income tax liabilities                         (24,202,000)    (20,979,000)
                                                                     ---------------    ------------

     Valuation allowance                                                 (30,760,000)
                                                                     ---------------    ------------

     Net deferred income taxes recognized in the
       consolidated balance sheets                                   $             0    $(11,323,000)
                                                                     ===============    ============

     As of August 31, 2000, there were no deferred income taxes recognized in the consolidated balance sheet. The components of deferred income taxes included in the consolidated balance sheet as of August 31, 1999 are as follows:

      Net current asset                                                                 $  4,332,000
      Net noncurrent liability                                                           (15,655,000)
                                                                                       -------------

      Net deferred income tax liabilities                                               $(11,323,000)
                                                                                       =============

     As of August 31, 2000, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $49,575,000, which expire at various dates through 2020, available to offset future federal taxable income. As of August 31, 2000, the Company also had approximately $52,715,000 of state net operating loss carryforwards available to offset future taxable income for state (primarily Wisconsin) income tax purposes. In addition, as of August 31, 2000, the Company had approximately $3,739,000 of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

13.  LEASE COMMITMENTS

     On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the state-wide average crop yield. Rent expense for the years ended August 31, 2000, 1999 and 1998 was approximately $225,000, $368,000 and $268,000, respectively. The Company has determined that it is no longer economically feasible to operate these marshes and has entered into negotiations to terminate the lease in fiscal 2001. Accordingly, the remaining unamortized cost of the leasehold interests of approximately $581,000 was expensed as cost of sales during the year ended August 31, 2000. The cost of the leasehold interests were previously being amortized over the term of the lease using the straight line method.

     On September 5, 1991 the Company entered into a net lease with Equitable Life Assurance Society of the United States ("Equitable") for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership ("Cranberry Hills"), a partnership controlled by the Company's CEO and two former directors. The lease, which expires December 31, 2000, provided for rent payments to Equitable of $285,000 in year one and increasing to $381,000 in year nine with a final payment of $206,000 on June 1, 2000. The lease grants the Company a right of first refusal to purchase the leased premises or to renew the lease on terms Equitable is prepared to accept from a bona fide third party. The agreement also provides for payments to Cranberry Hills of 25% of the premises income, if any, during the term of the lease with Equitable. Payments to Cranberry Hills in fiscal 2000, 1999 and 1998 aggregated approximately $0, $95,000 and $0, respectively. The Company is currently in discussions with Equitable to renew the lease.

14.  SUPPLY CONTRACTS

     The Company has multiple-year crop purchase contracts with 47 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberry crop produced on 1,755 planted acres owned by these growers. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered plus $3 per barrel and certain incentives for premium cranberries. In September 2000, the Company was unable to make an aggregate payment of approximately $670,000 due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. Accordingly, the Company is currently in default under the terms of the grower contracts. However, the contracted growers harvested and delivered their 2000 calendar year crop to the Company subsequent to August 31, 2000. The Company intends to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers. The ultimate resolution of this matter is currently undeterminable.

15.  401(k) RETIREMENT PLANS

     The Company has a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The Company contributed approximately $561,000, $572,000 and $182,000 to this plan in fiscal 2000, 1999 and 1998, respectively.

     The Company also has a 401(k) profit sharing plan that covers substantially all non-union employees at the Bridgeton, New Jersey location. In accordance with plan provisions, the Company may make discretionary contributions. No amounts were contributed to the plan in fiscal 2000, 1999 and 1998.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
--------------------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption "Proposal One: Election of Directors" in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year. The information required by Item 405 of Regulation S-K is also incorporated by reference to the information set forth under the caption "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.
--------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement; provided, however, that the subsection titled "Executive Compensation - Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

          Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Stock Ownership of Management and Others" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
-------------------------------------------------------

          None.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

          (a)(1) The financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 2000 and 1999, consolidated statements of operations, cash flows and shareholders' equity for the fiscal years ended August 31, 2000, 1999 and 1998, notes to consolidated financial statements and independent auditors' report, are filed herewith.

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

          (a)(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

          (b) We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2000.


* We will furnish to shareholders the Exhibits to this Form 10-K, including long-term debt instruments disclosed in Exhibit 4.5, on request and advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Robert E. Hawk, President and Chief Operating Officer, Northland Cranberries, Inc., 800 First Avenue South, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTHLAND CRANBERRIES, INC.


Date:  November 27, 2000                By: /s/ John Swendrowski
                                            ------------------------------------
                                            John Swendrowski
                                            Chairman of the Board and
                                            Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 27, 2000 below by the following persons on behalf of the Company and in the capacities indicated.


By: /s/ John Swendrowski               By: /s/ John C. Seramur
   ---------------------------------       -------------------------------------
   John Swendrowski                        John C. Seramur
   Chairman of the Board,                  Director
   Chief Executive Officer and Director,
   Chief Accounting Officer


By: /s/ Jeffrey J. Jones               By: /s/ LeRoy J. Miles
   ---------------------------------       -------------------------------------
   Jeffrey J. Jones                        LeRoy J. Miles
   Director                                Director


By: /s/ Patrick F. Brennan              By: /s/ Robert E. Hawk
   ---------------------------------       -------------------------------------
   Patrick F. Brennan                      Robert E. Hawk
   Director                                President and Chief Operating Officer
                                           and Director


                                        By: /s/ Pat Richter
                                           -------------------------------------
                                           Pat Richter
                                           Director

                  NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                                    Year ended August 31,
                                                                                    ---------------------
                                                                            2000              1999            1998
                                                                            ----              ----            ----
Valuation accounts deducted in the consolidated balance
 sheets from assets to which they apply:

Accounts receivable - allowance for doubtful accounts:

   Balances at beginning of year                                       $   (600,000)       $          -   $          -

   Additions - charged to expense                                          (645,000)           (600,000)             -

   Deductions - amounts written off, net of recoveries                      995,000                   -              -
                                                                       -------------------------------------------------
   Balances at end of year                                             $   (250,000)       $   (600,000)  $          -
                                                                       =================================================

Deferred income taxes - valuation allowance:

   Balances at beginning of year                                       $          -        $          -   $          -

   Additions - allowance established                                    (30,760,000)                  -              -
                                                                       -------------------------------------------------
   Balances at end of year                                             $(30,760,000)       $          -   $          -
                                                                       =================================================

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                      DESCRIPTION
----------                       -----------

2.1 Asset Purchase Agreement, dated as of January 5, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 2000.]

2.2 First Amendment to Asset Purchase Agreement, dated as of March 8, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 23, 2000.]

2.3 Asset Purchase Agreement, dated as of December 2, 1998, by and between the Company and Seneca Foods Corporation. [Incorporated by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated December 30, 1998.]

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

EXHIBIT NO.                      DESCRIPTION
----------                       -----------

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

4.8 Collateral Pledge Agreement, dated April 13, 2000. [Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended February 29, 2000.]

4.9 First Amendment to Credit Agreement and Consent, dated as of May 1, 1999, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank Milwaukee, N.A. (now known as Firstar Bank, N.A.) as agent. [Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended November 30, 1999.]

4.10 Second Amendment to Credit Agreement and Consent, dated as of December 29, 1999, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank, N.A. as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended November 30, 1999.]

4.11 Third Amendment to Credit Agreement, dated as of February 29, 2000, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank, N.A. as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended February 29, 2000.]

4.12 Fourth Amendment to Credit Agreement and Limited Waiver, dated as of July 17, 2000, by and among Northland Cranberries, Inc., various financial institutions and Firstar Bank, N.A. as agent. [Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended May 31, 2000.]

               Other than as set forth in Exhibits 4.1 through 4.12, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements and mortgages, were entered into in connection with debt financing provided by Firstar Bank, N.A., and are disclosed in the Credit Agreement filed as Exhibit 4.5 to this Form 10-K and the various amendments thereto. The Company will furnish a copy of any of such instruments to the Commission upon request.

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

*10.11 Amended and Restated Key Executive Employment and Severance Agreement, dated as of April 14, 2000, between the Company and John Swendrowski.

*10.12 Key Executive Employment and Severance Agreement, dated as of April 14, 2000, between the Company and Robert E. Hawk.

*10.13 Registration Rights Agreement, dated as of July 1, 1998, by and between the Company and Michael A. Morello. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 1998.]

*10.14         Northland Cranberries, Inc. 2000 Incentive Bonus Plan.
               [Incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended November 30, 1999.]

*10.15         Northland Cranberries, Inc. 2001 Incentive Bonus Plan.

*10.16         Northland Cranberries, Inc. Severance and Stay Bonus Plan.
               [Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 31, 2000.]

21             Subsidiaries of the Company. [Incorporated by reference to
               Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1999.]

23             Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.

99 Definitive Proxy Statement for the Company's 2001 annual meeting of shareholders scheduled to he held on January 30, 2001 (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.