Form 10-Q
period 2000-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2001-01-12
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2000
                               ------------------

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

Class A Common Stock          January 12, 2000               19,702,221
Class B Common Stock          January 12, 2000                  636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE

   Item 1.  Financial Statements...........................................    3

            Condensed Consolidated Balance Sheets..........................    3

            Condensed Consolidated Statements of Operations................    4

            Condensed Consolidated Statements of Cash Flows................    5

            Notes to Condensed Consolidated Financial Statements........... 6-14

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................15-22

   Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk.................................................   22

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................   23

   Item 3.  Defaults Upon Senior Securities................................   23

   Item 5.  Other Information..............................................   23

   Item 6.  Exhibits and Reports on Form 8-K...............................   24

            SIGNATURE......................................................   24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

                                            NORTHLAND CRANBERRIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  (Unaudited)
                                                                                  November 30,         August 31,
                                                                                      2000                2000
                                                                                  -----------          ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $       468          $      164
   Accounts receivable                                                                 15,703              20,650
   Current portion of note receivable and accounts receivable - other                   8,069               7,787
   Refundable income taxes                                                              1,081               1,102
   Inventories                                                                         48,302              48,201
   Prepaid expenses                                                                     1,145                 908
   Assets held for sale                                                                 6,645               6,645
                                                                                  -----------          ----------
      Total current assets                                                             81,413              85,457

Note receivable, less current portion                                                  25,500              26,000
Property and equipment - net                                                          151,142             153,119
Intangible assets - net                                                                18,980              19,193
Other assets                                                                              466                 466
                                                                                  -----------          ----------

      Total assets                                                                $   277,501          $  284,235
                                                                                  ===========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    22,628          $   31,357
   Accrued liabilities                                                                 20,585              18,489
   Current maturities of long-term debt                                                17,643              12,643
   Long-term debt classified as a current liability                                   159,284             164,459
                                                                                  -----------          ----------
      Total current liabilities                                                       220,140             226,948

Long-term debt, less current maturities                                                 3,813               3,927
                                                                                  -----------          ----------

      Total liabilities                                                               223,953             230,875
                                                                                  -----------          ----------

Shareholders' equity:
   Common stock - Class A, $.01 par value,
       19,702,221 shares issued and outstanding                                           197                 197
   Common stock - Class B, $.01 par value,
      636,202 shares issued and outstanding                                                 6                   6
   Additional paid-in capital                                                         148,977             148,977
   Accumulated deficit                                                                (95,632)            (95,820)
                                                                                  -----------          ----------
      Total shareholders' equity                                                       53,548              53,360
                                                                                  -----------          ----------

   Total liabilities and shareholders' equity                                     $   277,501          $  284,235
                                                                                  ===========          ==========

                             See notes to condensed consolidated financial statements.

                                            NORTHLAND CRANBERRIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (Unaudited)
                                                                                    For the three months
                                                                                     ended November 30,
                                                                                2000                    1999
                                                                             ---------               ----------
Revenues                                                                     $  44,762               $  74,967

Cost of sales                                                                   30,159                  51,555
                                                                             ---------               ---------

Gross profit                                                                    14,603                  23,412

Selling, general and administrative expenses                                    10,834                  19,948
Gain on disposals of property and equipment                                       (410)                      -
                                                                             ---------               ---------

Income from operations                                                           4,179                   3,464

Interest expense                                                                 4,685                   2,911
Interest income                                                                   (694)                      -
                                                                             ---------               ---------

Income before income taxes                                                         188                     553

Income taxes                                                                         -                     232
                                                                             ---------               ---------

Net income                                                                   $     188               $     321
                                                                             =========               =========

Net income per share:
          Basic                                                              $    0.01               $    0.02
          Diluted                                                            $    0.01               $    0.02

Shares used in computing net income per share:

          Basic                                                             20,338,423              20,304,702
          Diluted                                                           20,338,423              20,338,423




                             See notes to condensed consolidated financial statements.


                                            NORTHLAND CRANBERRIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)
                                                    (Unaudited)
                                                                                         For the three months
                                                                                          ended November 30,
                                                                                         2000              1999
                                                                                         ----              ----
Operating activities:
   Net income                                                                         $     188         $     321
   Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization of property and equipment                          2,115             2,196
         Amortization of intangible assets                                                  213               361
         Provision for deferred income taxes                                                  -               198
         Gain on disposals of property and equipment                                       (410)                -
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                        4,699            (3,836)
            Inventories                                                                    (101)          (27,783)
            Accounts payable and accrued liabilities                                     (6,633)           16,898
                                                                                      ---------         ---------
         Net cash provided by (used in) operating activities                                 71           (11,645)
                                                                                      ---------         ---------

Investing activities:
   Collection on note receivable                                                            250                 -
   Property and equipment purchases                                                        (183)           (2,777)
   Proceeds from disposals of property and equipment                                        455                 -
   Net decrease in other assets                                                               -                91
                                                                                      ---------         ---------
         Net cash provided by (used in) investing activities                                522            (2,686)
                                                                                      ---------         ---------

Financing activities:
   Net increase in borrowings under revolving credit facilities                               -            15,250
   Payments on long-term debt                                                              (289)             (253)
   Dividends paid                                                                             -              (809)
   Proceeds from exercise of stock options                                                    -               175
                                                                                      ---------         ---------
         Net cash (used in) provided by financing activities                               (289)           14,363
                                                                                      ---------         ---------

Net increase in cash and cash equivalents                                                   304                32

Cash and cash equivalents, beginning of period                                              164               769
                                                                                      ---------         ---------

Cash and cash equivalents, end of period                                              $     468         $     801
                                                                                      =========         =========


                             See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of November 30, 2000 and August 31, 2000 and its related results of operations and cash flows for the three months ended November 30, 2000 and 1999. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2000 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Recent production levels of cranberries in the United States have been in excess of demand and usage which has resulted in an industry-wide excess of supply of frozen cranberries and cranberry concentrate. Prices paid to growers for raw cranberries are currently below production costs for many growers. In July 2000, the United States Department of Agriculture ("USDA") adopted a federal marketing order which is designed to reduce the industry-wide cranberry crop from levels of that of the past three years. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels. In addition, Federal legislation signed on October 27, 2000 provides for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. Management expects to receive approximately $1.1 million in direct payments from the CCC in fiscal 2001 and is currently evaluating its alternatives with respect to participating in the USDA cranberry product purchase programs. During the year ended August 31, 2000, the Company incurred a net loss of approximately $105 million. As shown in the condensed consolidated financial statements and for the reasons stated below, as of November 30, 2000, the Company's current liabilities exceeded its current assets by approximately $138.7 million and the Company was not in compliance with several provisions of certain long-term debt agreements. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, the Company has not made interest payments on the revolving credit facility since August 31, 2000, and did not make a $5.0 million principal payment due November 30, 2000, and the Company was not in compliance with several provisions of its revolving credit agreement and other long-term debt agreements as of and for the three months ended November 30, 2000 and the year ended August 31, 2000. The Company has entered into a forbearance agreement with the syndicate of banks providing the revolving credit facility which provides for deferral of principal and interest payments on the revolving credit facility until February 12, 2001 as long as the Company is in compliance with the forbearance agreement. Accordingly, as also described in Note 3, because the lenders have not waived these covenant defaults, the balance of the revolving credit facility and long-term debt agreements have been classified as a current liability. Under the terms of the Company's debt agreements, the lenders have the ability to call all outstanding principal and interest thereunder due and payable in the relative short-term. In addition, the Company is not in compliance with the terms of its grower contracts. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds through additional equity and debt financing, to reduce costs and related near-term working capital requirements and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock so the Company can meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

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

     Income Taxes - The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. There was no provision for income taxes for the three months ended November 30,

     2000 as the Company realized a benefit of approximately $64,000 related to the utilization of certain deferred income tax assets (primarily net operating loss carryforwards) for which a valuation allowance had been provided for.

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

     New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company adopted SFAS 133 and SFAS 138 effective September 1, 2000. The Company's adoption of SFAS 133 and SFAS 138 had no significant effect on the Company's consolidated financial statements as the Company does not use derivative financial instruments and is not involved in hedging activities.

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." The Company is currently evaluating the impact of this statement on its consolidated financial statements. This statement is required to be adopted no later than the fourth quarter of fiscal 2001.

     Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

2.   DISPOSITION OF BUSINESS AND RELATED LEGAL PROCEEDINGS

     On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28 million (non-cash investing activity) which will be amortized over six years and which bears interest at a rate of 10% per annum.

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

     The private label juice business had revenues of approximately $12.5 million for the three months ended November 30, 1999. The Company recognized gross profit of approximately $2.3 million on such revenues during the three months ended November 30, 1999. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system does not segregate such expenses by type of product.

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

     As of November 30, 2000, the note receivable from Cliffstar had an outstanding balance of $27.5 million, and the Company had outstanding accounts receivable and accrued interest due from Cliffstar aggregating approximately $6.1 million. The action is in its early stages. No depositions have been taken or scheduled and the Company has only begun to conduct discovery. It is the opinion of the Company's management, after consulting with outside legal counsel, that, (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible;
     (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accrued interest due from Cliffstar is collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims against them and to pursue any claims they may have against Cliffstar, including any actions to collect the amounts outstanding.

     Cliffstar made the required $ 0.25 million principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company received Cliffstar's scheduled August 31, 2000 principal payment of $ 0.25 million together with approximately $ 0.7 million of accrued interest at 10% on September 8, 2000. The Company received Cliffstar's scheduled November 30, 2000 principal payment of $ 0.25 million together with approximately $ 0.7 million of accrued interest at 10% on December 22, 2000. The Company has recognized interest income on the note receivable at a rate of 10% in the condensed consolidated financial statements, pending the resolution of this matter.

     Although the note is in default, the Company has classified the balance outstanding in the accompanying condensed consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received unless the court rules otherwise.

3.   LONG-TERM DEBT

     Long-term debt as of November 30 and August 31, 2000 consisted of the following (in thousands):

                                                        November 30,  August 31,
                                                           2000          2000

     Revolving credit facility with a bank                 $155,000     $155,000
     Term loan payable to insurance company with
      interest at 8.08%                                      11,377       11,377
     Term loan payable to insurance company with
      interest at 7.86%                                       7,719        7,719
     Term note with a bank                                    2,333        2,508
     Promissory note with a vendor with interest at 5%        1,600        1,600
     Other obligations                                        2,711        2,825
                                                             ------        -----

     Total                                                  180,740      181,029
     Less:Current maturities of long-term debt               17,643       12,643
          Amounts classified as current liability           159,284      164,459
                                                           --------      -------

     Amounts classified as noncurrent                      $  3,813     $  3,927
                                                           ========     ========

     The Company was not in compliance with various financial covenants under the revolving credit facility, the two term loans payable to an insurance company, and the term note with a bank as of November 30, 2000 and August 31, 2000, and the Company has not received waivers for any of these covenant defaults. On December 13, 2000 the Company entered into a forbearance agreement with the syndicate of banks providing the revolving credit facility. The agreement provides, among other things, for the deferral of interest and principal payments until February 12, 2001. The Company is also working on a similar forbearance agreement with the insurance company providing term loans. As a result, the borrowings under the revolving credit facility, the two term loans payable to an insurance company and the term note payable to a bank have been classified as a current liability in the accompanying condensed consolidated balance sheets.

     On March 15, 1999, the Company entered into a credit agreement with its syndicate of banks (the "Credit Agreement") that provides for a revolving credit facility of $140 million. On December 29, 1999, the Credit Agreement was amended, increasing the amount that could be borrowed under the revolving credit facility to $155 million. The Credit Agreement was subsequently amended effective February 29, 2000 and July 17, 2000 for financial covenant defaults. The revolving credit facility terminates on February 28, 2002. Under the terms of the Credit Agreement, the outstanding principal amount is scheduled to be reduced by $5.0 million on the last day of each of the first and third quarters of the Company commencing with the fiscal quarters ending November 30, 2000 and May 31, 2001 and continuing thereafter until the termination date of the agreement (however, the forbearance agreement allows for deferral of the November 30, 2000 principal payment). Under the amended revolving credit facility, the Company, through July 17, 2000, could borrow at the bank's domestic rate (which approximates prime, as defined) or LIBOR plus one and one-quarter percent (1.25%). Effective July 18, 2000, the interest rate was increased to the bank's domestic rate (which approximates prime, as defined), plus 1.25%. Under the terms of the amended revolving credit facility, interest accrues at the bank's domestic rate, plus 2.0%, while the loan is in default. The borrowing option under LIBOR is no longer available. Amounts outstanding under the agreement bear interest at a weighted average of 11.5% and 10.09% as of November 30, 2000 and August 31, 2000, respectively. The Company has not made interest payments to the bank since August 31, 2000, and did not make a $5.0 million principal payment due November 30, 2000. The credit facility is collateralized by substantially all assets of the Company not otherwise collateralized. Included in accrued liabilities as of November 30, 2000 is approximately $5.2 million of outstanding interest on the revolving credit facility.

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

     The term note with a bank is payable in monthly installments, including interest, through March 2002, at which time the remaining principal must be paid. The interest rate on this term note is 1% per annum less than the prime rate, as defined, or LIBOR plus an applicable rate margin (2%) at the option of the Company. The weighted average interest rate on the outstanding borrowings was 8.5% and 7.79% as of November 30, 2000 and August 31, 2000, respectively. The note is collateralized by specific property and equipment.

     The two term loans with an insurance company and the bank term note all have higher default interest rates specified while the loans are in default, as defined, if the scheduled principal and interest payments are not made. The Company has made all scheduled principal and interest payments on these loans through November 30, 2000 and has not accrued interest at the higher default rates.

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

     The debt agreements contain various covenants which include restrictions on dividends and other distributions to shareholders, repurchases of stock, and require the Company to maintain and meet certain minimum levels of shareholders' equity ($125 million as of November 30, 2000) and operating ratios, as defined.

     The Company has also guaranteed $1.0 million of outstanding obligations to a bank of an independent cranberry grower. The grower is in default with certain terms and conditions contained in the related debt agreements. Management of the Company is of the opinion that the potential for any loss to the Company is minimal.

4.   RESTRUCTURING ACCRUALS

     In the fourth quarter of fiscal 2000, the Company recorded an $8.25 million pre-tax restructuring charge, consisting primarily of a $6.0 million writedown of a manufacturing facility that discontinued production in Bridgeton, New Jersey on November 22, 2000 and $2.25 million of plant closing costs (primarily cleanup, security and insurance costs) and employee termination benefits. Approximately 130 employees received notification of their termination in fiscal 2000 as a result of the restructuring plan, primarily at the Bridgeton facility and in the Company's sales department. The Bridgeton facility is held for sale.

     The following table summarizes the activity within the recorded accruals during the three months ended November 30, 2000 (in thousands):

                                    Accrued at        Cash     Accrued at
                                   August 31, 2000  Payments   November 30, 2000

     Plant closing costs                $ 770         $ 97        $ 673
     Employee termination benefits      1,480          589          891
                                        -----         ----          ---

     Total                             $2,250         $686       $ 1,564
                                       ======         ====       =======

5.   SUPPLY CONTRACTS

     The Company has multiple-year crop purchase contracts with 47 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberry crop produced on 1,755 planted acres owned by these growers. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered plus $3 per barrel and certain incentives for premium cranberries. In September 2000, the Company was unable to make an aggregate payment of approximately $0.7 million due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. Accordingly, the Company is currently in default under the terms of the grower contracts. However, the contracted growers harvested and delivered their 2000 calendar year crop to the Company subsequent to August 31, 2000. The Company intends to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers. The ultimate resolution of this matter is currently undeterminable.

6.   LEASE COMMITMENTS

     On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the state-wide average crop yield. During fiscal 2000, the Company determined that it was no longer economically feasible to operate these marshes and has entered into negotiations to terminate the lease in fiscal 2001.

     On September 5, 1991, the Company entered into a net lease with Equitable Life Assurance Society of the United States ("Equitable") for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership ("Cranberry Hills"), a partnership controlled by the Company's CEO and two former directors. The lease, which expired on December 31, 2000, granted the Company a right of first refusal to purchase the leased premises or to renew the lease on terms Equitable is prepared to accept from a bona fide third party. The agreement also provided for payments to Cranberry Hills of 25% of the premises income, if any, during the term of the lease with Equitable. The Company is currently in discussions with Equitable to renew the lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL

                  CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As of November 30, 2000, we remained in default of several covenants of our revolving credit agreement and other long-term debt agreements. We did not make interest payments on our revolving credit facility in the first quarter of fiscal 2001 aggregating $5.2 million and did not make a $5.0 million principal payment due November 30, 2000. However, we continue to work closely with our lenders to renegotiate the terms of our debt arrangements. On December 13, 2000, we entered into a forbearance agreement with our syndicate of banks pursuant to which the banks agreed to allow us to defer principal and interest payments due under our revolving credit facility until February 12, 2001. During this period, the banks also agreed not to exercise various remedies available to them as a result of our defaults as long as we remain in compliance with the terms and conditions of the forbearance agreement. We agreed with the banks to perform certain actions, among them (i) paying the banks a forbearance fee; (ii) obtaining a forbearance agreement and waivers from certain other creditors and third parties; (iii) moving certain company accounts to the agent bank; and (iv) promptly supplying the banks with certain financial and other information. While the forbearance agreement allowed us to defer principal and interest payments due during the first quarter of fiscal 2001, we accrued the full amount of all of the interest expense in our statement of operations. We continue to work closely with the bank group and various third parties to secure compliance with the terms of the forbearance agreement.

     Additionally, we continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness, and we expect to receive refinancing proposals from alternative financial institutions prior to the end of the forbearance period.

     We have recently taken several steps that we believe positively contributed to our results of operations in the first quarter of fiscal 2001:

          o We entered into a strategic marketing alliance with Crossmark, Inc., a national food broker, effective in the first quarter of fiscal 2001, whereby we combined our sales and marketing efforts and further consolidated our food broker network with Crossmark.

          o We began to refocus our trade promotional strategies to emphasize profitability as opposed to generating revenue growth and, in the first quarter of fiscal 2001, certain higher-cost promotional activities we entered into in fiscal 2000 expired or were renegotiated. We believe these steps helped to reduce our selling, general and administrative expenses in the first quarter of fiscal 2001.

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

          o We completed the previously announced restructuring of our manufacturing operations (including the closing of our Bridgeton facility and transferring of current volume to our remaining production facilities, the terminating of the receiving and processing of grapes at our Dundee, New York facility, consolidation of production and distribution of frozen concentrate volume for the east coast from our Dundee, New York facility to our Mountain Home, North Carolina facility, and the consolidating of our warehouse storage programs throughout the distribution network), which we believe contributed to our lower cost of sales for the quarter.

          o We converted $1.6 million in outstanding payables to a vendor into a promissory note convertible into convertible preferred stock (and are pursuing similar arrangements with certain other significant trade creditors).

          o We reduced total personnel in all areas in an effort to reflect the current needs of our business, which contributed to reduced selling, general and administrative expenses for the quarter.

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

     In addition to the volume regulation and in response to requests from the grower community, the United States Congress approved a $50 million federally funded assistance program in October 2000. Under this plan, the federal government will make direct cash subsidies totaling $20 million to growers. Of this, we expect to receive approximately $1.1 million before the end of fiscal 2001. In addition, $30 million is to be used by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis. This purchase will be used in school lunch and other federal programs directed to the needy and disadvantaged. We have not yet determined whether we will participate in the "bid" portion of this program.

     While we currently continue to experience cash flow difficulties, we hope to improve our cash position and results of operations through focusing on a return to profitability as opposed to driving increased revenues.

RESULTS OF OPERATIONS

     Total revenues for the three months ended November 30, 2000 were $44.8 million, a decrease of 40.3% from revenues of $75.0 million in the prior year's first quarter. The decrese resulted primarily from (i) the sale of the private label juice business in March of 2000; (ii) reduced co-packing revenue from a major customer that during the quarter switched from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement; and (iii) reduced sales of Northland and Seneca branded products. Trade industry data for the 12-week period ended November 5, 2000 showed that our Northland brand 100% juice products achieved a 10.6% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 10.9% market share for the 12-week period ended November 7, 1999. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 12.5% for the 12-week period ended November 5, 2000 compared to a 12.6% market share for the 12-week period ended November 7, 1999. We anticipate that our total revenues will continue to decrease in fiscal year 2001 as compared to fiscal 2000 primarily as a result of anticipated lower co-packing revenues as well as our change in promotional and pricing strategies to focus more on profitability as opposed to revenue growth.

     Cost of sales for the first quarter of fiscal 2001 was $30.2 million compared to $51.6 million for the first quarter of fiscal 2000, resulting in gross margins of 32.6% and 31.2% in each respective period. The increase in gross margins in fiscal 2001 was primarily due to the elimination of private label juice revenues and reduced co-packing revenues, both of which carry lower margins than sales of our branded products. We currently anticipate that our gross margin will increase in fiscal 2001 as compared to fiscal 2000 primarily due to (i) our changing product mix (including reduced revenues from co-packing services and the elimination of revenues from lower margin private label juice sales); (ii) the effects of the fiscal 2000 inventory adjustments which reduced cranberry cost to estimated market levels; and (iii) the closing of our Bridgeton, New Jersey facility, the sale of our grape business and our grape receiving station in Portland, New York, and other efficiency measures associated with increasing production levels and reducing overhead at our remaining facilities.

     Selling, general and administrative expenses were $10.8 million, or 24.2% of revenues, for the first quarter of fiscal 2001 compared to $19.9 million, or 26.6% of revenues, in the prior year's first fiscal quarter. The $9.1 million decrease in selling, general and administrative expenses was primarily due to
(i) significant reductions in marketing and promotional expenses compared to the first quarter of fiscal 2000 (in which we incurred greater marketing and promotional expense to support the Seneca brand and the launch of a new Seneca line of cranberry juice products, as well as undertook an aggressive marketing campaign to support development and growth of our Northland brand products);
(ii) the recent significant revisions to our trade promotional practices to reflect our new focus away from growing sales and market share and toward more profitable operations; (iii) a reduction in personnel costs resulting from our recent restructuring efforts; and (iv) a reduction in personnel costs and selling commissions resulting from our recently announced strategic alliance with Crossmark that outsources and consolidates much of our sales and marketing efforts. The decrease in selling, general and administrative expenses was partially offset by increases in outside professional fees incurred in connection with developing a "turnaround" plan for our operations, negotiating with our lenders regarding the terms of our amended credit facility and related covenant defaults and forbearance agreement, and continuing efforts to seek additional or alternative debt or equity financing. We expect that selling, general and administrative expenses in the remaining quarters of fiscal 2001 will decrease from comparable quarters last year primarily as a result of steps we have taken to focus on increasing profitability as opposed to revenue growth, including the alliance with Crossmark, the planned reduction in trade spending, the consolidation of our warehousing infrastructure and anticipated efficiencies as a result of our new internal information systems.

     The gain on disposals of property and equipment in the first quarter of fiscal 2001 of $0.4 million resulted primarily from the sale of certain real estate and other assets.

     Interest expense was $4.7 million in the first quarter of fiscal year 2001 compared to $2.9 million during the same period of fiscal 2000. The increase in interest expense of $1.8 million was due to increased debt levels between the periods and significantly higher interest rates in fiscal 2001 (due in part to revised terms of our revolving credit facility as a result of our defaults thereunder). We remain in default of the terms of our revolving credit facility and other debt agreements with third parties. See "Financial Condition" below.

     Interest income in the first quarter of fiscal 2001 of $0.7 million was associated with an unsecured, subordinated promissory note we received from Cliffstar in connection with the sale of our private label juice business in March of 2000.

     There was no income tax expense in the first quarter of fiscal year 2001 as the Company realized a benefit of approximately $64,000 related to the utilization of certain deferred income tax assets (primarily net operating loss carryforwards) for which a valuation allowance had been provided. Future deferred income tax benefits of approximately $30.7 million relating to the fiscal 2000 loss have not been recognized as an asset because of uncertainties with respect to realization of those benefits. These benefits may be recognized in future periods to offset income tax obligations that may need to be recognized.

FINANCIAL CONDITION

     Net cash provided by operating activities was $0.1 million in the first quarter of fiscal 2001 compared to a net cash used in operating activities of $11.6 million in the same period of fiscal 2000. The difference of $11.7 million between periods was primarily due to fiscal 2001 reductions in assets and liabilities compared to significant increases in the same items in fiscal 2000. For example, we would normally experience a seasonal increase in inventory in the first quarter due to the fall harvest of our crop and our purchase of raw cranberries from other independent cranberry growers. However, our inventory increased only $0.1 million in the first quarter of fiscal 2001 compared to an increase of $27.8 million in the first quarter last year. This was primarily because (i) volume intake of raw cranberries was reduced due to the impact of the federal marketing order of the United States Department of Agriculture and prevailing growing conditions related to the fall 2000 harvest; (ii) the price we paid for raw cranberries purchased from our independent growers was down significantly (due primarily to the renegotiated terms of our grower contracts which tie the price we pay for cranberries more closely to prevailing market prices), and our growing and processing costs decreased from the prior year (generally as a result of scaled-back growing operations, reorganized manufacturing operations and overall personnel reductions); (iii) our consolidation of operations, closing of our Bridgeton, New Jersey facility and increased use of cranberries in our Northland branded products resulting from the recent reformulation of those products, which enabled us to decrease raw material and finished goods inventories; and (iv) a reduction in our purchases of other raw materials. Also, receivables, prepaid expenses and other current assets decreased $4.7 million from August 31, 2000 as a result of declining revenue levels, which, along with the deferral of principal and interest payments resulting from our forbearance agreement, provided us additional cash to pay down accounts payable and accrued liabilities by $6.6 million in the first quarter of fiscal 2001.

     Working capital deficiency decreased $2.8 million to a $(138.7) million deficiency at November 30, 2000 compared to a working capital deficiency of $(141.5) million at August 31, 2000. Our current ratio was 0.4 to 1.0 at both November 30, 2000 and August 31, 2000. If amounts outstanding under our debt arrangements were classified as long-term liabilities instead of current liabilities as of November 30, 2000, working capital would have been $20.6 million, and our current ratio would have been 1.3 to 1.0.

     We have reached our borrowing capacity under our revolving credit facility and continue to experience cash flow difficulties. We have failed to make payments of interest and principal on our revolving credit facility due in fiscal 2001 and have otherwise defaulted on certain covenants contained in our bank loan agreements as well as certain note agreements with additional third parties. Additionally, we are currently in default under the terms of our grower contracts (see Note 5 to Notes to Condensed Consolidated Financial Statements). We were unable to make an aggregate payment of approximately $0.7 million due on on September 15, 2000 to the growers under the terms of the contracts, and we notified the growers of our intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. We intend to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers.

     To help ease the cash flow burden over the near-term and help allow us to reduce our accounts payable, we intend to continue our focus on profitability as opposed to revenues and for that reason, we intend to spend less on trade promotion in the upcoming fiscal year. Additionally, we have (i) made substantial changes to our pricing and promotional strategies, including entering into the agreement with Crossmark; (ii) converted $1.6 million in outstanding accounts payable into an unsecured convertible promissory note in the principal amount of $1.6 million bearing interest at the rate of 5% per annum and payable in full on October 24, 2002 (which note is convertible into convertible preferred stock under certain circumstances); (iii) completed the conversion of our internal information systems; (iv) revised certain agreements with various trade creditors to obtain payment terms more favorable to us; and
(v) entered into a forbearance agreement with our syndicate of banks allowing us to defer principal and interest payments under our revolving credit facility until February 12, 2001. Additionally, we intend to continue to pursue opportunities to refinance our debt in fiscal 2001. Despite these efforts, we cannot assure you that we will be able to obtain additional financing or that cash flow from operations will be sufficient to allow us to manage our payables. We intend to continue to work closely with our trade creditors in managing the terms of our accounts payable.

     Our net cash provided from investing activities was $0.5 million in the first quarter of fiscal 2001 compared to net cash used of $2.7 million in the first quarter of fiscal 2000. The difference between periods was due to a significant reduction in property and equipment purchases offset by proceeds from disposals of property and equipment and collections on the Cliffstar note in the first quarter of fiscal 2001.

     Our net cash used in financing activities was $0.3 million in the first quarter of fiscal 2001 compared to cash provided of $14.4 million in the first quarter of the prior year. Our only financing activity in the first quarter of fiscal 2001 was related to payments on certain long-term debt. There were no funds available under our revolving credit facility and dividend payments were suspended indefinitely during the prior fiscal year. Our total debt (including current portion) was $180.7 million at November 30, 2000 and $181.0 million at August 31, 2000 for a total debt to equity ratio of approximately 3.4 to 1.0 at both dates. Depending upon our future sales levels and relative sales mix of our products during the remainder of fiscal 2001, we expect our working capital requirements to fluctuate periodically during fiscal 2001.

     As of November 30, 2000, we had reached the maximum available amount under our revolving credit facility of $155 million. In both the second and third quarters of fiscal 2000, we obtained waivers of certain covenant defaults under our credit facility that resulted primarily from our operating performance from our syndicate of banks. However, as mentioned, we were not in compliance with several provisions of our revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank) as of and for the quarter ended November 30, 2000, and accordingly, because the lenders have not waived these covenant defaults, the balance of the debt agreement revolving credit facility and long-term debt agreements have been classified as a current liability. As of January 12, 2001, we have not made interest payments on the revolving credit facility in the amount of $6.8 million, and did not make a $5.0 million principal payment due November 30, 2000. Additionally, the interest rate under our revolving credit facility increases to the bank's domestic rate plus 2.0% while we are in default. We have entered into a forbearance agreement with our syndicate of banks which allows us to defer these interest and principal payments until February 12, 2001. We are not certain that we will be able to renegotiate the terms of our credit facility or that we will obtain additional financing prior to the expiration of the forbearance period. By the terms of our credit facility and the forbearance agreement, since we are currently in default of the credit facility, the creditors have the ability to call all outstanding principal and interest thereunder immediately due and payable on February 12, 2001. In such event, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operation as a going concern. However, we continue to work with our lenders to renegotiate the terms of those agreements. As a result of these factors and others, there is substantial doubt about our ability to continue as a going concern. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

     We continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness, and we expect to receive refinancing proposals from alternative financial institutions prior to the end of the forbearance period.

     Additionally, effective following the third quarter dividend payment in fiscal 2000, we have suspended dividend payments on our common stock indefinitely.

     Unless our lenders call our loans due and payable at the expiration of the forbearance period, we believe that we will be able to fund our ongoing operational needs for the second quarter of fiscal 2001 through (i) cash generated from operations; (ii) our actions to reduce our near-term working capital requirements; and (iii) additional measures to reduce costs and improve cash flow from operations.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including, without limitation, risks associated with (i) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our new 27% Solution; (ii) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (iii) the implementation of the marketing order of the Cranberry Marketing Committee of the United States Department of Agriculture and the cranberry purchase program adopted by the United States Congress; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our amended credit facility, with respect to which we are currently in default of certain covenants as well as certain principal and interest payment provisions, as well as our forbearance agreement; (vi) our ability to secure additional financing and/or generate sufficient cash from operations as may be necessary to fund working capital requirements and continue as a going concern; (vii) the results of our previously announced exploration of strategic alternatives; (viii) the results of our internal organizational restructuring, including, without limitation, the results of the restructuring of certain of our sales and marketing functions through our agreement with Crossmark, Inc.; (ix) our ability to manage our trade payables; and (x) our ability to continue to meet the listing requirements of The Nasdaq National Market, including, without limitation, the requirement that our Class A Common Stock maintain a minimum bid price above $1.00 per share. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     We have not experienced any material changes in our market risk since August 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     There was no material change in our litigation with Cliffstar during the first quarter of fiscal 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

     In response to this Item, the information set forth in Note 1 and Note 3 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 5.  OTHER EVENTS.
----------------------

     On January 3, 2001, in the second quarter of fiscal 2001, we received a letter from The Nasdaq Stock Market informing us that our Class A common stock has failed to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days as required by Nasdaq rules. Pursuant to Nasdaq rules, we have been provided 90 calendar days, or until April 3, 2001, to regain compliance with this minimum bid price rule. If at anytime before April 3, 2001, the bid price of our Class A common stock is at least $1.00 for a minimum of 10 consecutive trading days, the Nasdaq staff will determine if we then comply with the rule. However, if we cannot demonstrate compliance by that date, the letter indicates that we will be provided with written notification that our securities will be delisted from Nasdaq. At that time, we will have the opportunity to appeal that decision to a Nasdaq Listing Qualifications Panel.

     We have recently mailed proxy materials to our shareholders for the upcoming annual shareholder meeting scheduled to be held on January 30, 2001 at which our shareholders will be asked to vote on a proposed amendment to our articles of incorporation that would allow us to effect, at the discretion of our Board of Directors, a reverse stock split in one of three ratios at any time prior to January 30, 2002. One purpose of the reverse stock split, if effected, would be to help increase the trading price of our Class A shares to a level above $1.00 minimum bid price per share, which may help us regain compliance with the Nasdaq listing standards. We cannot be certain, however, that we will be able to regain compliance with this minimum bid price rule, even if we are authorized to and effect a reverse stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We did not file any reports on Form 8-K during the quarterly period to which this Form 10-Q relates.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORTHLAND CRANBERRIES, INC.




DATE: January 12, 2001                  By: /s/John Swendrowski
                                            ------------------------------------
                                            John Swendrowski
                                            Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

            Exhibit No.                        Description
            -----------                        -----------

               4 Forbearance Agreement, dated as of December 13, 2000, by and among the Company, NCI Foods, LLC, a Wisconsin limited liability company, various financial institutions and Firstar Bank, N. A., as Agent.