Form 10-Q
period 2001-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 2001-04-16
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          February 28, 2001

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____No____

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock            April 13, 2001                        19,702,221
Class B Common Stock            April 13, 2001                           636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1.   Financial Statements.......................................       3

            Condensed Consolidated Balance Sheets......................       3

            Condensed Consolidated Statements of Operations............       4

            Condensed Consolidated Statements of Cash Flows............       5

            Notes to Condensed Consolidated Financial Statements.......  6 - 15

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................... 16 - 23

  Item 3.   Quantitative and Qualitative Disclosure About
              Market Risk..............................................      24

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings..........................................      25

  Item 3.   Defaults Upon Senior Securities............................      26

  Item 4.   Submission of Matters to a Vote of Securityholders.........      27

  Item 5.   Other Information..........................................      28

  Item 6.   Exhibits and Reports on Form 8-K...........................      28

            SIGNATURE..................................................      29

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        (Unaudited)
                                                        February 28,  August 31,
                                                           2001          2000
                                                           ----          ----
                          ASSETS
Current assets:
   Cash and cash equivalents                             $     804    $     164
   Accounts receivable                                       9,413       20,650
   Current portion of note receivable and
    accounts receivable - other                              8,456        7,787
   Refundable income taxes                                       -        1,102
                                                         ---------    ---------
   Inventories                                              47,479       48,201
   Prepaid expenses                                          1,796          908
   Assets held for sale                                      6,645        6,645
                                                         ---------    ---------
      Total current assets                                  74,593       85,457

Note receivable, less current portion                       25,000       26,000
Property and equipment - net                               149,065      153,119
Intangible assets - net                                     18,776       19,193
Other assets                                                   432          466
                                                         ---------    ---------

      Total assets                                       $ 267,866    $ 284,235
                                                         =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  15,646    $  31,357
   Accrued liabilities                                      17,791       18,489
   Current maturities of long-term debt                    160,077       12,643
   Long-term debt classified as a current liability         18,537      164,459
                                                         ---------    ---------
      Total current liabilities                            212,051      226,948

Long-term debt, less current maturities                      3,621        3,927
                                                         ---------    ---------

      Total liabilities                                    215,672      230,875
                                                         ---------    ---------

Shareholders' equity:
   Common stock - Class A, $.01 par value,
       19,702,221 shares issued and outstanding                197          197
   Common stock - Class B, $.01 par value,
      636,202 shares issued and outstanding                      6            6
   Additional paid-in capital                              148,977      148,977
   Accumulated deficit                                     (96,986)     (95,820)
                                                         ---------    ---------
      Total shareholders' equity                            52,194       53,360
                                                         ---------    ---------
   Total liabilities and shareholders' equity            $ 267,866    $ 284,235
                                                         =========    =========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                    For the three                          For the six
                                                                     months ended                         months ended
                                                             February 28,       February 29,       February 28,      February 29,
                                                                 2001               2000               2001              2000

Revenues                                                        $ 32,447           $ 68,621          $ 77,209          $ 143,588

Cost of sales                                                     20,487             73,041            50,646            124,596
                                                             -----------         ----------      ------------        -----------

Gross profit (loss)                                               11,960            (4,420)            26,563             18,992
                                                             -----------         ----------      ------------        -----------

Selling, general and administrative
 expenses                                                         11,271             26,600            22,105             46,547
Gain on disposal of property &
 equipment                                                           (2)                      -         (412)                  -
                                                             -----------         ----------      ------------        -----------

Income (loss) from operations                                        691         ( 31,020)              4,870           (27,555)

Interest expense                                                   4,818              3,492             9,503              6,403
Interest income                                                    (682)                  -           (1,376)                  -
                                                             -----------         ----------      ------------        -----------

Loss before income taxes                                         (3,445)           (34,512)           (3,257)           (33,958)

Income tax benefit                                               (2,092)           (13,476)           (2,092)           (13,244)
                                                             -----------         ----------      ------------        -----------

Net loss                                                       $ (1,353)          $(21,036)         $ (1,165)         $ (20,714)
                                                             ===========         ==========      ============        ===========

Net loss per share:
          Basic                                                 $ (0.07)           $ (1.04)          $ (0.06)           $ (1.02)
                                                                ========           ========          ========           ========

          Diluted                                               $ (0.07)           $ (1.04)          $ (0.06)           $ (1.02)
                                                                ========           ========          ========           ========

Shares used in computing net loss per share:

          Basic                                               20,338,423         20,338,423        20,338,423         20,338,423
          Diluted                                             20,338,423         20,338,423        20,338,423         20,338,423


            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                      For the six months ended

                                                                                  February 28,        February 29,
                                                                                      2001                2000
                                                                                      ----                ----
Operating activities:
   Net loss                                                                          $  (1,165)         $ (20,714)
   Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization of property and equipment                          4,745             4,487
         Amortization of intangible assets                                                  417             1,252
         Provision for deferred income taxes                                              1,101           (13,636)
         Inventory lower of cost or market adjustment                                         -            27,000
         Gain on disposals of property and equipment                                       (412)                -
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                        9,680             4,166
            Inventories                                                                     722           (38,046)
            Accounts payable and accrued liabilities                                    (14,264)           19,140
                                                                                    -----------        ----------
         Net cash provided by (used in) operating activities                                824           (16,351)
                                                                                    -----------        ----------

Investing activities:
   Collection on note receivable                                                            500                 -
   Property and equipment purchases                                                        (238)           (4,471)
   Proceeds from disposals of property and equipment                                        459                 -
   Net decrease (increase) in other assets                                                   34              (546)
                                                                                    -----------        ----------
         Net cash provided by (used in) investing activities                                755            (5,017)
                                                                                    -----------        ----------

Financing activities:
   Net (decrease) increase in borrowings under revolving credit
     facilities                                                                             (47)           23,300
   Payments on long-term debt                                                              (892)           (1,227)
   Dividends paid                                                                             -            (1,621)
   Proceeds from exercise of stock options                                                    -               209
                                                                                    -----------        ----------

         Net cash (used in) provided by financing activities                               (939)           20,661
                                                                                    -----------        ----------

Net increase (decrease) in cash and cash equivalents                                        640              (707)

Cash and cash equivalents, beginning of period                                              164               769
                                                                                    -----------        ----------

Cash and cash equivalents, end of period                                                 $  804             $   62
                                                                                         ======             ======


                      See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of February 28, 2001 and August 31, 2000 and its related results of operations for the three month and six month periods ended February 28, 2001 and February 29, 2000, respectively, and cash flows for the six months ended February 28, 2001 and February 29, 2000, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2000 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Recent production levels of cranberries in the United States have been in excess of demand and usage which has resulted in an industry-wide excess of supply of frozen cranberries and cranberry concentrate. Prices paid to growers for raw cranberries are currently below production costs for many growers. In July 2000, the United States Department of Agriculture ("USDA") adopted a volume regulation under a federal marketing order for the 2000 crop year which was designed to reduce the industry-wide cranberry crop from levels of that of the previous three years. The USDA is again considering a possible volume regulation for the 2001 crop year. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels. In addition, Federal legislation signed on October 27, 2000 provides for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. Management expects to receive approximately $1.1 million in direct payments from the CCC in fiscal 2001. In addition, the Company has been awarded a contract for approximately $1.2 million that will use approximately 28,000 barrels of fruit under the USDA cranberry product purchase programs and is evaluating its alternatives with respect to participating in future bids under this program.

     During the year ended August 31, 2000, the Company incurred a net loss of approximately $105 million. As shown in the condensed consolidated financial statements and for the reasons stated below, as of February 28, 2001, the Company's current liabilities exceeded its current assets by approximately $137.5 million and the Company was not in compliance with several provisions of certain long-term debt and forbearance agreements. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, the Company has not made scheduled interest and principal payments as required on the revolving credit facility and the term loans payable to an insurance company. In addition, the Company is not in compliance with several provisions of the loan agreements. The Company entered into forbearance agreements with the syndicate of banks providing the revolving credit facility and with the insurance company providing the term loans which provide that the banks and insurance company will not seek immediate repayment of certain principal and interest payments until April 30, 2001 as long as the Company remains in compliance with the terms of the forbearance agreements. However, the Company is not in compliance with several provisions of the forbearance agreements. Under the terms of the Company's debt agreements and forbearance agreements, since the Company is in default thereof, the lenders have the ability to call all outstanding principal and interest thereunder immediately due and payable. In addition, the Company is not in compliance with the terms of its grower contracts. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds through additional equity and debt financing, to reduce costs and related near-term working capital requirements and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock so the Company can meet its obligations and sustain its operations. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

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

     Income Taxes - The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax benefit of $2.1 million was recognized in the three months ended February 28, 2001 for certain refunds related to farm loss carrybacks which were received in the period.

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

     New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company adopted SFAS 133 and SFAS 138 effective September 1, 2000. The Company's adoption of SFAS 133 and SFAS 138 had no significant effect on the Company's consolidated financial statements as the Company does not use derivative financial instruments and is not involved in hedging activities.

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

     The private label juice business had revenues of approximately $12.5 million and $19.7 million for the three months ended November 30, 1999 and the six months ended February 29, 2000, respectively. The Company recognized gross profit of approximately $2.3 million and $3.6 million on such revenues during the three months ended November 30, 1999 and the six months ended February 29, 2000, respectively. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system does not segregate such expenses by type of product.

     On July 7, 2000, Cliffstar filed suit against the Company in the United States District Court, Western District of New York, alleging, among other things, that the Company breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, the Company filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000 and January 16, 2001. The lawsuit arises out of the sale of the net assets of the Company's private label juice business to Cliffstar in the transaction that closed on March 8, 2000. The Company claims that (1) Cliffstar breached the Asset Purchase Agreement by failing to make required payments under the Asset Purchase Agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties; (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay the Company the required amounts due under it; (3) Cliffstar breached its fiduciary duty to the Company based on the same (or similar) conduct;
     (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct; and (6) Cliffstar breached the Asset Purchase Agreement's arbitration provision, which provides that any disagreements over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar shall be submitted to arbitration for resolution. On April 10, 2001, the Court granted the Company's Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory will be arbitrated. No date has been set for this arbitration. The Company also claims that Cliffstar breached its fiduciary duties to the Company. The Company seeks compensatory damages in an amount in excess of $5 million, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees. Cliffstar's answer to the Company's Amended Complaint was received on November 15, 2000. Cliffstar's Answer to the Company's Second Amended Complaint is due on April 20, 2001.

     Cliffstar has asserted counterclaims against the Company, alleging that (1) the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) the Company has breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the Company's carrying value, by failing to notify Cliffstar that the Company intended to write-down its cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) the Company breached the co-packing agreement by prematurely terminating that agreement; (4) the Company converted the labels, films and plates relating to the private label juice business; (5) the Company intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) the Company breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up its work-in-process and raw material inventory before and after the sale of the private label juice business to Cliffstar. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged fraudulent inducement and intentional interference claims, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. The Company has denied the allegations of Cliffstar's counterclaims in all material respects. The Company's answer to Cliffstar's First Amended Counterclaim is due on April 20, 2001, and the Company intends to deny all material allegations on or before that date.

     As of February 28, 2001, the note receivable from Cliffstar had an outstanding balance of $27.25 million, and the Company had outstanding accounts receivable and accrued interest due from Cliffstar aggregating approximately $6.2 million. The action is in its early stages. No depositions have been taken or scheduled and the Company has only begun to conduct discovery. It is the opinion of the Company's management, after consulting with outside legal counsel, that, (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible;
     (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accrued interest due from Cliffstar is collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims against them and to pursue any claims they may have against Cliffstar, including any actions to collect the amounts outstanding.

     Cliffstar made the required $0.25 million principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The

     Company received Cliffstar's scheduled August 31, 2000 principal payment of $0.25 million together with approximately $0.7 million of accrued interest at 10% on September 8, 2000. The Company received Cliffstar's scheduled November 30, 2000 principal payment of $ 0.25 million together with approximately $0.7 million of accrued interest at 10% on December 22, 2000. The Company received Cliffstar's scheduled February 28, 2001 principal payment of $0.25 million together with approximately $0.7 million of accrued interest at 10% on March 2, 2001. The Company has recognized interest income on the note receivable at a rate of 10% in the condensed consolidated financial statements, pending the resolution of this matter. Although the note is in default, the Company has classified the balance outstanding in the accompanying condensed consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received unless the court rules otherwise.

      3. LONG-TERM DEBT

     Long-term debt as of February 28, 2001 and August 31, 2000 consisted of the following (in thousands):

                                                      February 28,    August 31,
                                                          2001           2000

Revolving credit facility with a bank                  $ 154,953      $ 155,000
Term loan payable to insurance company with
   interest at 8.08%                                      11,377         11,377
Term loan payable to insurance company with
  interest at 7.86%                                        7,719          7,719
Term note with a bank                                      2,158          2,508
Promissory vendor notes                                    3,460          1,600
Other obligations                                          2,568          2,825
                                                         -------        -------
Total                                                    182,235        181,029
Less:  Current maturities of long-term debt              160,077         12,643
       Amounts classified as current liability            18,537        164,459
                                                         -------        -------
Amounts classified as noncurrent                        $  3,621        $ 3,927
                                                        ========        =======

     The Company was not in compliance with various covenants under the revolving credit facility, the two term loans payable to an insurance company, and the term note with a bank as of February 28, 2001 and August 31, 2000, and the Company has not received waivers for any of these covenant defaults. The Company has entered into forbearance agreements with the syndicate of banks providing the revolving credit facility and with the insurance company providing the term loans. The forbearance agreements provide, among other things, that the lenders will forbear from seeking immediate repayment of certain principal and interest payments through April 30 (although effective March 2001 the Company must pay interest at the rate of 5% per annum on the outstanding principal amounts and interest continues to accrue at the higher default rate), and that the Company (i) must pay certain principal amounts on April 10, 2001, and (ii) must comply with additional financial covenants through April 30, 2001. The Company is not in compliance with several provisions of the forbearance agreements and has not received waivers of these defaults. These defaults include, among others, (a) failure to make the scheduled principal payment on April 10, 2001, and (b) failure to comply with certain financial covenants. As a result, the borrowings under the two term loans payable to an insurance company and the term note payable to a bank have been classified as a current liability in the accompanying condensed consolidated balance sheets.

     On March 15, 1999, the Company entered into a credit agreement with its syndicate of banks (the "Credit Agreement") that provides for a revolving credit facility of $140 million. On December 29, 1999, the Credit Agreement was amended, increasing the amount that could be borrowed under the revolving credit facility to $155 million. The Credit Agreement was subsequently amended effective February 29, 2000 and July 17, 2000 for financial covenant defaults. The revolving credit facility terminates on February 28, 2002. Under the terms of the Credit Agreement, the outstanding principal amount is scheduled to be reduced by $5.0 million on the last day of each of the first and third quarters of the Company commencing with the fiscal quarters ending November 30, 2000 and May 31, 2001 and continuing thereafter until the termination date of the agreement (however, the forbearance agreement allows for deferral of the November 30, 2000 principal payment). Under the amended revolving credit facility, the Company, through July 17, 2000, could borrow at the bank's domestic rate (which approximates prime, as defined) or LIBOR plus one and one-quarter percent (1.25%). Effective July 18, 2000, the interest rate was increased to the bank's domestic rate (which approximates prime, as defined), plus 1.25%. Under the terms of the amended revolving credit facility, interest accrues at the bank's domestic rate, plus 2.0%, while the loan is in default. The borrowing option under LIBOR is no longer available. Amounts outstanding under the agreement bear interest at a weighted average of 10.50% and 10.09% as of February 28, 2001 and August 31, 2000, respectively. The Company has not made interest payments to the bank since August 31, 2000, and did not make a $5.0 million principal payment due November 30, 2000. The credit facility is collateralized by substantially all assets of the Company not otherwise collateralized. Included in accrued liabilities as of February 28, 2001 is approximately $9.5 million of outstanding interest on the revolving credit facility. Beginning in March 2001, pursuant to the terms of the forbearance agreement, current interest payments of 5% per annum are required on the revolving credit facility. Interest continues to accrue at the contracted rates.

     The 8.08% term loan with an insurance company is payable in semi-annual installments, including interest, through July 1, 2004. The 7.86% term loan with an insurance company is payable in semi-annual installments, including interest, through August 1, 2008. The interest rate is subject to adjustment in fiscal year 2003, as determined by the insurance company, but the adjusted rate will not exceed 2.25% over the then five-year treasury bond yield. The loans are collateralized by specific property and equipment. The insurance company term loans provide for an additional 5% default interest on unpaid principal and interest, which aggregated $1.7 million at February 28, 2001. Beginning in March 2001, current interest payments of 5% per annum are required on these loans. Interest continues to accrue at the contracted rates.

     The term note with a bank is payable in monthly installments, including interest, through March 2002, at which time the remaining principal must be paid. The interest rate on this term note is 1% per annum less than the prime rate, as defined, or LIBOR plus an applicable rate margin (2%) at the option of the Company. The interest rate on the outstanding borrowings was 7.50% and 7.79% as of February 28, 2001 and August 31, 2000, respectively. The note is collateralized by specific property and equipment.

     The bank term note has a higher default interest rate specified while the loan is in default, as defined, if the scheduled principal and interest payments are not made. The Company has made all scheduled principal and interest payments on this loan through February 28, 2001 and has not accrued interest at the higher default rate.

     The promissory vendor notes include a $1.6 million unsecured note payable, including interest payments at 5% per annum, maturing on October 24, 2002. The note provides that each $100 increment of the outstanding principal and accrued interest will be convertible into one share of $100 stated value Series A Convertible Preferred Stock ("Preferred Stock"), which series of Preferred Stock is yet to be established by the Board of Directors of the Company, 180 days after the occurrence of a refinancing, as defined. Each share of Preferred Stock will be convertible into 40 shares of Class A Common Stock at the option of the holder or automatically upon the occurrence of certain events. Each share of Preferred Stock will entitle the holder to receive cumulative annual cash dividends at a rate of 5% on the $100 stated value.

     The second promissory vendor note in the amount of $1.86 million is unsecured and is payable in various installments through December 31, 2001, including interest at 7%.

     The other obligations consist of various term loans with financial institutions with principal and interest due in various amounts through January 2007. These loans are generally collateralized by specific property and equipment.

     The debt agreements contain various covenants which include restrictions on dividends and other distributions to shareholders, repurchases of stock, and require the Company to maintain and meet certain minimum levels of shareholders' equity ($125 million as of February 28, 2001) and operating ratios, as defined.

     The Company has also guaranteed $1.0 million of outstanding obligations to a bank of an independent cranberry grower. The grower is in default with certain terms and conditions contained in the related debt agreements. Management of the Company is of the opinion that the potential for any loss to the Company is minimal.

4.   RESTRUCTURING ACCRUALS

     In the fourth quarter of fiscal 2000, the Company recorded an $8.25 million pre-tax restructuring charge, consisting primarily of a $6.0 million writedown of a manufacturing facility that discontinued production in Bridgeton, New Jersey on November 22, 2000 and $2.25 million of plant closing costs (primarily cleanup, security and insurance costs) and employee termination benefits. Approximately 130 employees received notification of their termination in fiscal 2000 as a result of the restructuring plan, primarily at the Bridgeton facility and in the Company's sales department. The employees were subsequently terminated and the Bridgeton facility is held for sale.

     The following table summarizes the activity within the recorded accruals during the six months ended February 28, 2001 (in thousands):

                                                Charges and
                                Accrued at          Cash         Accrued at
                               August 31, 2000    Payments     Febraury 28, 2001

Plant closing costs                  $ 770          $ 572          $ 198
Employee termination benefits        1,480            910            570
                                   -------        -------          -----

Total                              $ 2,250        $ 1,482          $ 768
                                   =======        =======          =====


5.   SUPPLY CONTRACTS

     The Company has multiple-year crop purchase contracts with 47 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberry crop produced on 1,755 planted acres owned by these growers. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered plus $3 per barrel and certain incentives for premium cranberries. In September 2000, the Company was unable to make an aggregate payment of approximately $0.7 million due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. Accordingly, the Company is currently in default under the terms of the grower contracts. However, the contracted growers harvested and delivered their 2000 calendar year crop to the Company subsequent to August 31, 2000. The Company intends to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers. The ultimate resolution of this matter is currently undeterminable, but the Company has made all rescheduled payments to the growers.

6.   LEASE COMMITMENTS

     On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the statewide average crop yield. During fiscal 2000, the Company determined that it was no longer economically feasible to operate these marshes and has entered into negotiations to either amend or terminate the lease in fiscal 2001.

     The Company leased a cranberry marsh from an insurance company which lease expired on December 31, 2000. In January 2001, the Company and the insurance company entered into an annual management agreement whereby costs and income from operation of the marsh will be shared by the parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As of February 28, 2001, we remained in default of several covenants of our revolving credit agreement, other long-term debt agreements and our forbearance agreements. We did not make interest payments on our revolving credit facility in the first six months of fiscal 2001 aggregating $9.5 million and did not make a $5.0 million principal payment due November 30, 2000. In addition, we did not make required principal and interest payments of $1.7 million in the second quarter on our term loans with an insurance company. However, we continue to work closely with our lenders to restructure the terms of our debt arrangements. We have entered into forbearance agreements with our syndicate of banks and the insurance company pursuant to which they have agreed not to seek immediate repayment of certain principal and interest payments due under our debt arrangements until April 30, 2001. During this period, the lenders agreed not to exercise various remedies available to them as a result of our defaults as long as we remain in compliance with the terms and conditions of the forbearance agreements. We agreed with the lenders in the forbearance agreement to perform certain actions, among them (i) paying interest on a periodic basis during the forbearance period (beginning in March 2001) at a rate of 5% on the principal amounts outstanding (although interest on outstanding principal continues to accrue at the higher default rate); (ii) delivering to the syndicate of banks certain additional security agreements covering currently unencumbered assets; (iii) making a principal payment on April 10, 2001; (iv) continuing the process of exploring strategic alternatives; (v) retaining on behalf of the syndicate of banks an independent financial advisor to assess our operations; and (vi) complying with certain financial covenants set forth in the agreements. While the forbearance agreements allowed us not to make certain principal and interest payments due during the first six months of fiscal 2001, we accrued the full amount of all of the interest expense in our statement of operations.

         As of the filing of this Form 10-Q, we are not in compliance with several provisions of the forbearance agreements, including among others, making a principal payment on April 10, 2001 and complying with certain financial covenants. We continue to work closely with the syndicate of banks and the insurance company to either secure compliance with or obtain waivers for any defaults under the terms of the forbearance agreements.

         Additionally, we continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness, and we expect to receive refinancing proposals from alternative financial institutions prior to the end of the forbearance period.

         We have recently taken several steps that we believe positively contributed to our results of operations in the first six months of fiscal 2001:

               o We entered into a strategic marketing alliance with Crossmark, Inc., a national food broker, effective in the first quarter of fiscal 2001, whereby we combined our sales and marketing efforts and further consolidated our food broker network with Crossmark.

               o We began to refocus our trade promotional strategies to emphasize profitability as opposed to generating revenue growth and, in the first six months of fiscal 2001, certain higher-cost promotional activities we entered into in fiscal 2000 expired or were renegotiated. We believe these steps helped to reduce our selling, general and administrative expenses in the first six months of fiscal 2001.

               o In the first quarter of fiscal 2001, we increased the cranberry juice content in all of our Northland brand 100% juice cranberry blends to 27% and began the rollout of these new reformulated blends, which we refer to as the "27% Solution." While Northland brand 100% juice blends have always contained 100% fruit juice (as opposed to many of our competitors' products which generally contain a lesser percentage of fruit juice sweetened by fructose or corn syrup), they have historically contained only approximately 15% cranberry juice. We have reformulated our Northland blends to include 27% cranberry juice in response to increasing evidence of the potential health benefits associated with drinking cranberry juice. This reformulation uses more cranberries per case of juice products and as a result has helped reduce our inventory levels in the first six months of fiscal 2001 from levels that would have otherwise existed.

               o We completed the previously announced restructuring of our manufacturing operations which we believe contributed to our lower cost of sales for the first six months of fiscal 2001.

               o We converted an additional $2.1 million in outstanding payables to a vendor into a promissory note (and are pursuing similar arrangements with other significant trade creditors).

               o We reduced total personnel in all areas in an effort to reflect the current needs of our business, which contributed to reduced selling, general and administrative expenses for the first six months of fiscal 2001.

         The Cranberry Marketing Committee ("CMC") of the United States Department of Agriculture ("USDA") has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2000, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked a volume regulation to restrict the industry-wide harvest of cranberries for the harvest occurring in the fall of 2000. The restriction generally limited cranberry growers to selling only up to 85% of their historic production levels. In response to this federal volume regulation, we temporarily removed some of our Massachusetts acreage from production during the 2000-growing season and altered certain historical growing activities and practices. As a result of this decision, as well as growing conditions in 2000, we experienced a reduced harvest in the fall of 2000, and we believe that the harvest industry wide was down significantly as well. We believe that part of the reduced fall 2000 harvest is attributable to growers like us engaging in practices designed to comply with the volume regulation, including removing acreage from production, limiting or eliminating fertilizing and other growth-enhancing practices, or failing to harvest certain acreage. At the recommendation of the CMC, the USDA is again considering a possible volume regulation for the 2001 crop year.

         In March 2001, the CMC forwarded a recommendation to the Secretary of the USDA to invoke a volume regulation that would limit the amount of fruit that could be harvested and delivered to handlers during the 2001 crop year. The recommendation, if approved, would limit the total 2001 cranberry crop to approximately 4.7 million barrels, plus a fresh fruit exemption. Various parties, including us, oppose the CMC recommendation and are suggesting various alternatives. At this time, we cannot predict the final action of the USDA relative to a volume restriction for the 2001 crop year.

         In addition to the volume regulation and in response to requests from the grower community, the United States Congress approved a $50 million federally funded assistance program in October 2000. Under this plan, the federal government will make direct cash subsidies totaling $20 million to growers. Of this, we expect to receive approximately $1.1 million before the end of fiscal 2001. In addition, $30 million is to be used by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis. This purchase will be used in school lunch and other federal programs directed to the needy and disadvantaged. We participated in the first bid process and received a contract for approximately $1.2 million to provide cases of juice concentrate that will use approximately 28,000 barrels of cranberries. We have not yet determined whether we will participate in future bids under this program.

         While we currently continue to experience cash flow difficulties, we hope to improve our cash position and results of operations through focusing on a return to profitability as opposed to driving increased revenues.

RESULTS OF OPERATIONS

         Total revenues for the three months ended February 28, 2001 were $32.4 million, a decrease of 52.7% from revenues of $68.6 million in the prior year's second quarter. Revenues for the six-month period ended February 28, 2001 were $77.2 million, a decrease of 46.2% from revenues of $143.6 million in the same period in fiscal 2000. The decrease resulted primarily from (i) the sale of the private label juice business in March of 2000; (ii) reduced co-packing revenue from a major customer that during the first quarter switched from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement; and (iii) reduced sales of Northland and Seneca branded products. Our marketing spending during the first six months of fiscal 2001 was down significantly as compared to the prior year, contributing to a decrease in market share for our Northland and Seneca branded products. Trade industry data for the 12-week period ended February 25, 2001 showed that our Northland brand 100% juice products achieved a 7.9% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from an 11.1% market share for the 12-week period ended February 27, 2000. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 9.0% for the 12-week period ended February 25, 2001 compared to a 13.6% market share for the 12-week period ended February 27, 2000. We anticipate that our total revenues will continue to decrease in fiscal year 2001 as compared to fiscal 2000 primarily as a result of anticipated lower co-packing revenues as well as our change in promotional and pricing strategies to focus more on profitability as opposed to revenue growth.

         Cost of sales for the second quarter of fiscal 2001 was $20.5 million compared to $73.0 million for the second quarter of fiscal 2000, resulting in gross margins of 36.9% and (6.4%) in each respective period. Cost of sales for the six month period ended February 28, 2001 was $50.7 million compared to $124.6 million in the same period in fiscal 2000, yielding gross margins of 34.4% and 13.2% respectively. During the second quarter of fiscal 2000, we recorded a $27.0 million pre-tax, lower of cost or market charge to cost of sales which reduced the carrying value of our inventory to its estimated market value. Cost of sales for the three and six month periods ended February 29, 2000 without taking into account the effects of the inventory write-down would have been $46.0 million and $97.6 million, which would have resulted in gross margins of 32.9% and 32.0%, respectively. The increase in gross margins in fiscal 2001 was primarily due to the elimination of private label juice revenues and reduced co-packing revenues, both of which carry lower margins than sales of our branded products. We currently anticipate that our gross margin will increase in fiscal 2001 as compared to fiscal 2000 primarily due to (i) our changing product mix (including reduced revenues from co-packing services and the elimination of revenues from lower margin private label juice sales); (ii) the effects of the fiscal 2000 inventory adjustments which reduced cranberry cost to estimated market levels; and (iii) the closing of our Bridgeton, New Jersey facility, the sale of our grape business and our grape receiving station in Portland, New York, and other efficiency measures associated with increasing production levels and reducing overhead at our remaining facilities.

         Selling, general and administrative expenses were $11.3 million, or 34.7% of revenues, for the second quarter of fiscal 2001 compared to $26.6 million, or 38.8% of revenues, in the prior year's second fiscal quarter. Selling, general and administrative expenses were $22.1 million, or 28.6% of revenues, for the six month period ended February 28, 2001 compared to $46.5 million, or 32.4% of revenues, during the same period in the prior fiscal year. The $15.3 million decrease in selling, general and administrative expenses in the second quarter, and $24.4 million decrease in the six month period, was primarily due to (i) significant reductions in marketing and promotional expenses compared to the second quarter of fiscal 2000 (in which we incurred greater marketing and promotional expense to support the Seneca brand and the launch of a new Seneca line of cranberry juice products, as well as undertook an aggressive marketing campaign to support development and growth of our Northland brand products); (ii) the recent significant revisions to our trade promotional practices to reflect our new focus away from growing sales and market share and toward more profitable operations; (iii) a reduction in personnel costs resulting from our recent restructuring efforts; and (iv) a reduction in personnel costs and selling commissions resulting from our recently announced strategic alliance with Crossmark that outsources and consolidates much of our sales and marketing efforts. The decrease in selling, general and administrative expenses was partially offset by increases in outside professional fees incurred in connection with developing a "turnaround" plan for our operations, negotiating with our lenders regarding the terms of our credit facilities, related covenant defaults and forbearance agreements, and continuing efforts to seek additional or alternative debt or equity financing. We expect that selling, general and administrative expenses in the remaining quarters of fiscal 2001 will decrease from comparable quarters last year primarily as a result of steps we have taken to focus on increasing profitability as opposed to revenue growth, including the alliance with Crossmark, the planned reduction in trade spending, the consolidation of our warehousing infrastructure and anticipated efficiencies as a result of our new internal information systems.

         The gain on disposals of property and equipment in the six-month period ended February 28, 2001 of $0.4 million resulted primarily from the sale of certain real estate and other assets.

         Interest expense was $4.8 million and $9.5 million for the three and six-month periods ended February 28, 2001 compared to $3.5 million and $6.4 million during the same period of fiscal 2000. The increase in interest expense of $1.3 million and $3.1 million respectively was due to increased debt levels between the periods and significantly higher interest rates in fiscal 2001 (due in part to revised terms of our revolving credit facility as a result of our defaults thereunder). We remain in default of the terms of our revolving credit facility and other debt agreements with third parties. See "Financial Condition" below.

         Interest income of $0.7 million and $1.4 million for the three and six month periods ended February 28, 2001 was associated with an unsecured, subordinated promissory note we received from Cliffstar in connection with the sale of our private label juice business in March of 2000.

         The income tax benefit recognized in the second quarter of fiscal 2001 relates to a refund from a farm loss carryback received in the period. Future deferred income tax benefits of approximately $28.6 million relating to the fiscal 2000 loss have not been recognized as an asset because of uncertainties with respect to realization of those benefits. These benefits may be recognized in future periods to offset income tax obligations that may need to be recognized.

FINANCIAL CONDITION

         Net cash provided by operating activities was $0.8 million in the first six months of fiscal 2001 compared to a net cash used in operating activities of $(16.4) million in the same period of fiscal 2000. The difference of $17.2 million between periods was primarily due to fiscal 2001 reductions in assets and liabilities compared to significant increases in the same items in fiscal 2000. Our inventory decreased $0.7 million in the first six months of fiscal 2001 compared to an increase of $38.0 million in the first six months last year. This was primarily because (i) volume intake of raw cranberries was reduced due to the impact of the federal marketing order of the USDA and prevailing growing conditions related to the fall 2000 harvest; (ii) the price we paid for raw cranberries purchased from our independent growers was down significantly (due primarily to the renegotiated terms of our grower contracts which tie the price we pay for cranberries more closely to prevailing market prices), and our growing and processing costs decreased from the prior year (generally as a result of scaled-back growing operations, reorganized manufacturing operations and overall personnel reductions); (iii) our consolidation of operations, closing of our Bridgeton, New Jersey facility and increased use of cranberries in our Northland branded products resulting from the recent reformulation of those products, which enabled us to decrease raw material and finished goods inventories; and (iv) a reduction in our purchases of other raw materials. Also, receivables, prepaid expenses and other current assets decreased $9.7 million from August 31, 2000 as a result of declining revenue levels, which, along with the allowed non-payment of certain principal and interest payments resulting from our forbearance agreements, provided us additional cash to pay down accounts payable and accrued liabilities by $14.3 million in the first six months of fiscal 2001.

         Working capital deficiency decreased $4.0 million to a $(137.5) million deficiency at February 28, 2001 compared to a working capital deficiency of $(141.5) million at August 31, 2000. Our current ratio was 0.4 to 1.0 at both February 28, 2001 and August 31, 2000.

         Our net cash provided from investing activities was $0.8 million in the first six months of fiscal 2001 compared to net cash used of $5.0 million in the first six months of fiscal 2000. The difference between periods was due to proceeds from disposals of property and equipment, collections on the Cliffstar note and a significant reduction in property and equipment purchases in the first six months of fiscal 2001.

         Our net cash used in financing activities was $0.9 million in the first six months of fiscal 2001 compared to net cash provided of $20.7 million in the first six months of the prior year. Our financing activity in the first six months of fiscal 2001 was related primarily to payments on certain long-term debt and vendor notes. We also paid $0.05 million on the credit facility with the proceeds from the sale of certain property and equipment as required under the terms of the forbearance agreement. There were no funds available under our revolving credit facility during the first six months of fiscal 2001 and dividend payments were suspended indefinitely during the prior fiscal year. Our total debt (including current portion) was $182.2 million at February 28, 2001 for a total debt to equity ratio of approximately 3.5 to 1.0 at February 28, 2001 compared to total debt of $181.0 million at August 31, 2000 and a total debt to equity ratio of approximately 3.4 to 1.0 at August 31, 2000. Depending upon our future sales levels and relative sales mix of our products during the remainder of the fiscal year, we expect our working capital requirements to fluctuate periodically during fiscal 2001.

         During the first six months of fiscal 2001, we continued to experience cash flow difficulties. To help ease the cash flow burden over the near-term and help allow us to reduce our liabilities, we intend to continue our focus on profitability as opposed to revenues and for that reason, we intend to spend less on trade promotion in the upcoming fiscal year. Additionally, we have (i) made substantial changes to our pricing and promotional strategies, including entering into the agreement with Crossmark; (ii) since the beginning of the fiscal year, converted an aggregate of $3.7 million in outstanding accounts payable into unsecured promissory notes; (iii) completed the conversion of our internal information systems; (iv) revised certain agreements with various trade creditors to obtain payment terms more favorable to us; and (v) entered into forbearance agreements with our syndicate of banks and an insurance company pursuant to which the lenders agreed not to seek immediate repayment of certain principal and interest payments under our revolving credit facility and term loans until April 30, 2001 as long as we remain in compliance with the terms of those agreements.

Additionally, we intend to continue to pursue opportunities to refinance our debt in fiscal 2001. Despite these efforts, we cannot assure you that we will be able to obtain additional financing or that cash flow from operations will be sufficient to allow us to manage our payables. We intend to continue to work closely with our trade creditors in managing the terms of our accounts payable.

         We have reached our borrowing capacity under our revolving credit facility. We were not in compliance with several provisions of our revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank) as of and for the six months ended February 28, 2001, and accordingly, because the lenders have not waived these covenant defaults, the balance of the debt agreement revolving credit facility and long-term debt agreements have been classified as a current liability. As of February 28, 2001, we have not made interest payments on the revolving credit facility in the amount of $9.5 million, and did not make a $5.0 million principal payment due November 30, 2000. We have also not made aggregate principal and interest payments of $1.7 on term loans payable to an insurance company at February 28, 2001.

         As previously mentioned, we have entered into forbearance agreements with our syndicate of banks and the insurance company pursuant to which the lenders agreed not to seek immediate repayment of some of these interest and principal payments until April 30, 2001 as long as we remain in compliance with the terms of the forbearance agreements. We are currently not in compliance with several terms of the forbearance agreements. We are not certain that we will be able to renegotiate the terms of our debt agreements or that we will obtain additional financing prior to the expiration of the forbearance period. By the terms of our credit facility and the forbearance agreements, since we are currently in default, the creditors have the ability to call all outstanding principal and interest thereunder immediately due and payable. In such event, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operation as a going concern. However, we continue to work with our lenders to renegotiate the terms of those agreements.

         Additionally, we are currently in default under the terms of our grower contracts (see Note 5 to Notes to Condensed Consolidated Financial Statements). We were unable to make an aggregate payment of approximately $0.7 million due on September 15, 2000 to the growers under the terms of the contracts, and we notified the growers of our intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. We have made payments to the growers on their outstanding balances and we intend to pursue amendment of the payment terms required under the contracts and seek the necessary waivers from the growers.

         As a result of these factors and others, there is substantial doubt about our ability to continue as a going concern. See Notes 1 and 3 to Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

         Additionally, effective following the third quarter dividend payment in fiscal 2000, we have suspended dividend payments on our common stock indefinitely.

Unless our lenders call our loans due and payable, we believe that we will be able to fund our ongoing operational needs for the third quarter of fiscal 2001 through (i) cash generated from operations; (ii) our actions to reduce our near-term working capital requirements; and (iii) additional measures to reduce costs and improve cash flow from operations.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including, without limitation, risks associated with (i) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our new "27% Solution"; (ii) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (iii) the implementation of a marketing order of the United States Department of Agriculture, if any, relative to the 2001 crop year, as well as the cranberry purchase program adopted by the United States Congress; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our amended credit facility and other debt agreements, with respect to which we are currently in default of certain covenants as well as certain principal and interest payment provisions, as well as our forbearance agreements; (vi) our ability to secure additional financing and/or generate sufficient cash from operations as may be necessary to fund working capital requirements and continue as a going concern; (vii) the results of our previously announced exploration of strategic alternatives; (viii) the results of our internal organizational restructuring, including, without limitation, the results of the restructuring of certain of our sales and marketing functions through our agreement with Crossmark, Inc.; (ix) our ability to manage our trade payables; and (x) our ability to continue to meet the listing requirements of The Nasdaq National Market, including, without limitation, the requirement that our Class A Common Stock maintain a minimum bid price above $1.00 per share. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition.

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

         On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in our Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000, and January 16, 2001. The lawsuit arises out of the sale of the net assets of our private label juice business to Cliffstar in the Asset Purchase Agreement transaction that closed on March 8, 2000. We claim that (1) Cliffstar breached the Asset Purchase Agreement by failing to make the required payments for cranberry concentrate; (2) Cliffstar breached the Asset Purchase Agreement by failing to negotiate in good faith concerning a cranberry sauce purchase agreement; (3) Cliffstar breached an interim Cranberry Sauce Purchase Agreement between the two companies by failing to solicit customers, telling customers and potential customers that it was unable to fill orders, declining orders without informing us and failing to pay us the agreed-upon amounts for the cases that it did sell; (4) Cliffstar breached its fiduciary duty to us based on the same (or similar) conduct; (5) Cliffstar breached the Promissory Note by failing to make its payments in a timely manner and failing to pay all of the interest due; (6) Cliffstar breached the Co-Packing Agreement between us and Cliffstar by failing to make the required payments and other misconduct; and (7) Cliffstar breached the Asset Purchase Agreement's arbitration provision, which provides that any disagreements over the valuation of finsished goods, work-in-process and raw material inventory purchased by Cliffstar shall be submitted to arbitration for resolution. On April 10, 2001, the Court granted Northland's Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory will be arbitrated. No date has been set for this arbitration. We seek compensatory damages in an amount in excess of $5 million, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees. Cliffstar's answer to our Amended Complaint was received on November 15, 2000. Cliffstar's Answer to our Second Amended Complaint is due on April 20, 2001.

         Cliffstar asserted counterclaims against us, alleging that (1) we fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) we have breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the value shown on our balance sheet, by failing to notify Cliffstar that we intended to write-down our cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the asset purchase agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) we breached the Co-Packing Agreement by prematurely terminating that agreement; (4) we converted the labels, films and plates relating to the private label juice business; (5) we intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) we breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up our work-in-process and raw material inventory before and after the sale of the private lable juice business to Cliffstar. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged fraudulent inducement in connection with the purchase of the business and intentional interference with contract claims, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. We have denied the allegations of Cliffstar's initial Counterclaim in all material respects. Our answer to Cliffstar's First Amended Counterclaim is due on April 20, 2001, and we intend to deny all material allegations on or before that date.

         As of February 28, 2001, we had a note receivable from Cliffstar with an outstanding principal balance of $27.25 million and outstanding accounts receivable and accrued interest of $6.2 million. We believe that the aforementioned note receivable and accounts receivable are collectible, we have strong defenses to the aforementioned counterclaims and we intend to vigorously defend against them and to pursue all of the claims we may have against Cliffstar, including any actions to collect the amounts outstanding.

         The outcome of the Cliffstar litigation cannot be predicted with certainty at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In response to this Item, the information set forth in Note 1 and Note 3 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         At our annual meeting of shareholders held on January 30, 2001, Patrick
F. Brennan, Robert E. Hawk, Jeffrey J. Jones, LeRoy J. Miles, Pat Richter, John
C. Seramur and John Swendrowski were elected as our directors for terms expiring at the 2002 annual meeting of shareholders and until their successors are duly qualified and elected. As of the November 19, 2000 record date for the annual meeting, 19,702,221 shares of Class A common stock and 636,202 shares of Class B common stock were outstanding and eligible to vote. Of these, 19,084,566 shares of Class A common stock and all shares of Class B common stock voted at the meeting in person or by proxy. Class A shares are entitled to one vote each, while Class B shares are entitled to three votes each. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                           Shares
 Name of Nominee              Shares Voted For      Withholding Authority

Patrick F. Brennan              20,600,327                    392,845
Robert E. Hawk                  20,531,772                    461,400
Jeffrey J. Jones                20,555,561                    437,611
Leroy J. Miles                  20,573,162                    420,010
Pat Richter                     20,571,199                    421,973
John C. Seramur                 20,610,275                    382,897
John Swendrowski                20,514,430                    478,742

         At the annual meeting, our shareholders also voted on a proposal to approve an amendment to our Articles of Incorporation allowing our Board of Directors at any time prior to January 30, 2002 to choose to implement a reverse stock split of our then outstanding Class A shares and Class B shares in a ratio of one-for-two, one-for-three or one-for-four. The following table sets forth certain information with respect to the approval of the amendment at the annual meeting

                                                   Shares Voted        Shares
           Proposal           Shares Voted For        Against         Abstaining

Approval of Amendment to
Articles of Incorporation        20,260,530           625,543          107,099


         There were no broker non-votes or abstentions to our knowledge.

ITEM 5.  OTHER EVENTS.

         On January 3, 2001, we received a letter from The Nasdaq Stock Market Informing us that our Class A common stock had failed to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days as required by Nasdaq rules. Pursuant to Nasdaq rules, we were provided 90 calendar days to regain compliance with this minimum bid price rule. On February 2, 2001, we were notified by The Nasdaq Stock Market that our minimum bid price per share was over $1.00 for the requisite time period and that we were once again in compliance with the minimum bid price rule. There can be no assurance, however, that we will remain in compliance with the continued listing requirements of The Nasdaq Stock Market.

         At our annual shareholders meeting held on January 30, 2001, our shareholders approved a proposed amendment to our articles of incorporation that allows us to effect, at the discretion of our Board of Directors, a reverse stock split in one of three ratios at any time prior to January 30, 2002. One purpose of the reverse stock split, if implemented, would be to help increase the trading price of our Class A common stock to a level above $1.00 minimum bid price per share should our Class A common stock once again fall below that level and jeopardize our continued compliance with the continued listing requirements of The Nasdaq Stock Market. We cannot be certain, however, that a reverse stock split, if implemented, would have such an effect.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We filed the following Current Report on Form 8-K during the second quarter of fiscal 2001:

       Date Filed         Date of Report                   Item

    January 30, 2001     January 30, 2001   Item 9 - Regulation FD Disclosure -
                                            Script for Speech at 2001 Annual
                                            Meeting of Shareholders Held January
                                            30, 2001

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHLAND CRANBERRIES, INC.





DATE:  April 16, 2001                  By:  /s/ Richard P. Teske
                                           -------------------------------------
                                           Richard P. Teske
                                           Vice President and Chief Financial
                                           Officer

                                  EXHIBIT INDEX

Exhibit No.                    Description

    4.1 Forbearance Agreement, dated as of January 22, 2001, by and between Northland Cranberries, Inc. and The Equitable Life Assurance Society of the United States

    4.2 First Amendment to Forbearance Agreement, dated as of April 12, 2001, by and between Northland Cranberries, Inc. and The Equitable Life Assurance Society of the United States