Form 10-Q
period 2001-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2001-07-16
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2001
                               ---------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock            July 10, 2001                   19,702,221
Class B Common Stock            July 10, 2001                      636,202

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX


PART I.        FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements........................................   3

               Condensed Consolidated Balance Sheets.......................   3

               Condensed Consolidated Statements of Operations.............   4

               Condensed Consolidated Statements of Cash Flows.............   5

               Notes to Condensed Consolidated Financial Statements........ 6-14

     Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................15-21

     Item 3.   Quantitative and Qualitative Disclosure About
                        Market Risk........................................  21

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings...........................................  22

     Item 3.   Defaults Upon Senior Securities.............................  22

     Item 6.   Exhibits and Reports on Form 8-K............................  22

               SIGNATURE...................................................  23

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------
                                       NORTHLAND CRANBERRIES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                (Unaudited)
                                                                                  May 31,       August 31,
                                                                                   2001           2000
                                                                                -----------     ---------
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                                      $  2,421       $    164
   Accounts receivable                                                               9,642         20,650
   Current portion of note receivable and accounts receivable - other                8,162          7,787
   Refundable income taxes                                                               -          1,102
   Inventories                                                                      43,827         48,201
   Prepaid expenses                                                                  1,684            908
   Assets held for sale                                                              6,645          6,645
                                                                                  --------       --------
      Total current assets                                                          72,381         85,457

Note receivable, less current portion                                               24,000         26,000
Property and equipment - net                                                       146,999        153,119
Intangible assets - net                                                             18,559         19,193
Other assets                                                                           431            466
                                                                                  --------       --------

      Total assets                                                                $262,370       $284,235
                                                                                  ========       ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 11,599       $ 31,357
   Accrued liabilities                                                              19,402         18,489
   Current maturities of long-term debt                                            161,019         12,643
   Long-term debt classified as a current liability                                 17,032        164,459
                                                                                  --------       --------
      Total current liabilities                                                    209,052        226,948

Long-term debt, less current maturities                                              3,530          3,927
                                                                                  --------       --------

      Total liabilities                                                            212,582        230,875
                                                                                  --------       --------
Shareholders' equity:
   Common stock - Class A, $.01 par value,
       19,702,221 shares issued and outstanding                                        197            197
   Common stock - Class B, $.01 par value,
       636,202 shares issued and outstanding                                             6              6
   Additional paid-in capital                                                      148,977        148,977
   Accumulated deficit                                                             (99,392)       (95,820)
                                                                                  --------       --------
      Total shareholders' equity                                                    49,788         53,360
                                                                                  --------       --------

   Total liabilities and shareholders' equity                                     $262,370       $284,235
                                                                                  ========       ========

                        See notes to condensed consolidated financial statements.

                                                 NORTHLAND CRANBERRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                         (Unaudited)
                                                                   For the three                        For the nine
                                                                   months ended                         months ended
                                                            May 31,            May 31,           May 31,            May 31,
                                                             2001               2000               2001              2000
                                                          ----------         ----------        ----------         ----------
Revenues                                                    $ 30,281           $ 61,417         $ 107,490          $ 205,005

Cost of sales                                                 19,682             39,322            70,328            163,918
                                                             -------            -------           -------           --------

Gross profit                                                  10,599             22,095            37,162             41,087
Selling, general and administrative
   expenses                                                    9,279             25,425            31,384             71,973
Gain on disposals of business and property
   and equipment                                                   -             (2,144)             (412)            (2,144)
                                                             -------            -------           -------           --------

Income (loss) from operations                                  1,320            ( 1,186)            6,190            (28,742)

Interest expense                                              (4,410)            (3,908)          (13,913)           (10,311)

Interest income                                                  684                684             2,060                684
                                                             -------            -------           -------           --------

Loss before income taxes                                      (2,406)            (4,410)           (5,663)           (38,369)

Income tax benefit                                                 -                  -             2,092             13,244
                                                             -------            -------           -------           --------

Net loss                                                     $(2,406)           $(4,410)          $(3,571)          $(25,125)
                                                             =======            =======           =======           ========

Net loss per share:
          Basic                                               $(0.12)            $(0.22)           $(0.18)            $(1.24)
                                                              ======             ======            ======             ======

          Diluted                                             $(0.12)            $(0.22)           $(0.18)            $(1.24)
                                                              ======             ======            ======             ======
Shares used in computing net loss per
share:
          Basic                                           20,338,423         20,338,423        20,338,423         20,327,183
          Diluted                                         20,338,423         20,338,423        20,338,423         20,327,183

            See notes to condensed consolidated financial statements.

                                       NORTHLAND CRANBERRIES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (Unaudited)
                                                                                 For the nine months ended
                                                                                   May 31,        May 31,
                                                                                    2001           2000
                                                                                  --------       --------
Operating activities:
   Net loss                                                                       $ (3,571)      $(25,125)
   Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization of property and equipment                     6,898          6,497
         Amortization of intangible assets                                             634          1,414
         Deferred income taxes                                                           -        (13,636)
         Inventory lower of cost or market adjustment                                    -         27,000
         Gain on disposals of business and property and
            equipment                                                                 (412)        (2,144)
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                  11,209           (647)
            Inventories                                                              4,374        (35,642)
            Accounts payable and accrued liabilities                               (16,701)        14,149
                                                                                  --------       --------
         Net cash provided by (used in) operating activities                         2,431        (28,134)
                                                                                  --------       --------
Investing activities:
   Collections on note receivable                                                    1,250              -
   Property and equipment purchases                                                   (377)        (5,704)
   Proceeds from disposals of business and  property and
         equipment                                                                     511          7,072
   Net decrease (increase) in other assets                                              35           (822)
                                                                                  --------       --------
         Net cash provided by investing activities                                   1,419            546
                                                                                  --------       --------
Financing activities:
   Net (repayment) borrowings under revolving credit facilities                        (54)        30,750
   Payments on long-term debt - vendor note                                           (614)             -
   Payments on other long-term debt                                                   (925)        (1,508)
   Dividends paid                                                                        -         (2,432)
   Proceeds from exercise of stock options                                               -            175
                                                                                  --------       --------

         Net cash (used in) provided by financing activities                        (1,593)        26,985
                                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                                 2,257           (603)

Cash and cash equivalents, beginning of period                                         164            769
                                                                                  --------       --------

Cash and cash equivalents, end of period                                          $  2,421       $    166
                                                                                  ========       ========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of May 31, 2001 and August 31, 2000 and its related results of operations for the three- and nine-month periods ended May 31, 2001 and 2000, respectively, and cash flows for the nine months ended May 31, 2001 and 2000, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2000 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

      Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Recent production levels of cranberries in the United States have been in excess of demand and usage which has resulted in an industry-wide excess of supply of frozen cranberries and cranberry concentrate. Prices paid to growers for raw cranberries are currently below production costs for many growers. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels. In June 2001, the United States Department of Agriculture ("USDA") adopted a volume regulation under a federal marketing order for the 2001 crop year which is intended to reduce the industry-wide cranberry crop. The Company has not yet determined the extent to which the marketing order will impact its results of operations or financial condition. In addition, Federal legislation signed on October 27, 2000 provided for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. The Company received approximately $1.2 million in direct payments from the CCC in the three months ended May 31, 2001 which is recorded in the condensed consolidated statements of operations as revenues. In addition, the Company has been awarded contracts for approximately $1.4 million that will use approximately 31,000 barrels of fruit under the USDA cranberry product purchase programs and is evaluating its alternatives with respect to participating in future bids under this program. During the nine months ended May 31, 2001 and year ended August 31, 2000, the Company incurred net losses of approximately $3.6 million and $105 million, respectively. As shown in the condensed consolidated financial statements and for the reasons stated below, as of May 31, 2001, the Company's current liabilities exceeded its current assets by approximately $136.7 million and the Company was not in compliance with several provisions of certain loan agreements. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

      The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company has not made scheduled interest and principal payments as required on the revolving credit facility and the term loans payable to an insurance company. In addition, the Company is not in compliance with several provisions of the loan agreements. The Company entered into forbearance agreements with the group of banks providing the revolving credit facility and with the insurance company providing the term loans which provide that the banks and insurance company will not seek immediate repayment of certain principal and interest payments until July 30, 2001 as long as the Company remains in compliance with the terms of the forbearance agreements. Under the terms of the Company's forbearance agreements, the lenders have the ability to call all outstanding principal and interest under the loan agreements due and payable on July 31, 2001, or at any time thereafter, or at any time prior thereto if the Company is then in default of the terms thereof. In addition, the Company is not in compliance with the terms of its grower contracts. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds through additional equity and debt financing, restructure and/or refinance its current funded debt facilities, reduce costs and related near-term working capital requirements and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock so the Company can meet its obligations and sustain its operations. Those strategic alternatives may potentially include significant restructuring of the current debt and equity capital structure of the Company, which could result in a substantial dilution of the ownership interests of the Company's existing shareholders. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

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

      Income Taxes - The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax benefit of $2.1 million was recognized in the nine months ended May 31, 2001 for certain refunds related to farm loss carrybacks which were received in that period.

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

      New Accounting Standard - In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives." The Company is currently evaluating the impact of this statement on its consolidated financial statements. This statement is required to be adopted no later than the fourth quarter of fiscal 2001.

      Reclassifications - Certain amounts previously reported have been reclassified to conform with the current presentation.

2.    DISPOSITION OF BUSINESS AND RELATED LEGAL PROCEEDINGS

      On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw material inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28 million (non-cash investing activity) which will be amortized over six years and which bears interest at a rate of 10% per annum, as well as approximately $6.8 million in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date.

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

      The private label juice business had revenues of approximately $1.2 million and $20.9 million for the three- and nine-months ended May 31, 2000, respectively. The Company recognized gross profit of approximately $0.2 million and $3.8 million on such revenues during the three- and nine-months ended May 31, 2000, respectively. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system does not segregate such expenses by type of product.

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

      Cliffstar has asserted counterclaims against the Company, alleging that
      (1) the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) the Company has breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the Company's carrying value, by failing to notify Cliffstar that the Company intended to write-down its cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) the Company breached the co-packing agreement by prematurely terminating that agreement; (4) the Company converted the labels, films and plates relating to the private label juice business; (5) the Company intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) the Company breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up its work-in-process and raw material inventory before and after the sale of the private label juice business to Cliffstar. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged fraudulent inducement and intentional interference claims, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. The Company has denied the allegations of Cliffstar's original and amended counterclaims in all material respects.

      As of May 31, 2001, the note receivable from Cliffstar had an outstanding balance of $26.5 million, and the Company had outstanding accounts receivable and accrued interest due from Cliffstar aggregating approximately $5.7 million. The action remains in its early stages. The Company has only begun to conduct discovery. It is the opinion of the Company's management, after consulting with outside legal counsel, that,
      (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accrued interest due from Cliffstar is collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims against them and to pursue any claims they may have against Cliffstar, including any actions to collect the amounts outstanding.

      Cliffstar made the required $0.25 million principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company received Cliffstar's scheduled August 31, 2000 principal payment of $0.25 million together with approximately $0.7 million of accrued interest at 10% on September 8, 2000. The Company received Cliffstar's scheduled November 30, 2000 principal payment of $ 0.25 million together with approximately $0.7 million of accrued interest at 10% on December 22, 2000. The Company received Cliffstar's scheduled February 28, 2001 principal payment of $0.25 million together with approximately $0.7 million of accrued interest at 10% on March 2, 2001. The Company received Cliffstar's scheduled May 31, 2001 principal payment of $0.50 million together with approximately $0.7 million of accrued interest at 10% on May 31, 2001. The Company has recognized interest income on the note receivable at a rate of 10% in the condensed consolidated financial statements, pending the resolution of this matter.

      Although the note is in default, the Company has classified the balance outstanding in the accompanying condensed consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received unless the court rules otherwise.

3.    INVENTORIES

      Inventories as of May 31, 2001 and August 31, 2000 consisted of the following (in thousands):

                                 May 31, 2001      August 31, 2000

      Raw materials                 $  33,517           $   30,529
      Finished goods                    4,519                7,951
      Deferred crop costs               5,791                9,721
                                    ---------           ----------
      Total inventories             $  43,827           $   48,201
                                    =========           ==========

4.    LONG-TERM DEBT

      Long-term debt as of May 31, 2001 and August 31, 2000 consisted of the following (in thousands):
                                                      May 31,     August 31,
                                                       2001         2000

      Revolving credit facility with banks           $154,946      $155,000
      Term loan payable to insurance company with
        interest at 8.08%                              11,377        11,377
      Term loan payable to insurance company with
        interest at 7.86%                               7,719         7,719
      Term note with a bank                             1,966         2,508
      Promissory vendor notes                           3,131         1,600
      Other obligations                                 2,442         2,825
                                                     --------      --------

      Total                                           181,581       181,029
      Less: Current maturities of long-term debt      161,019        12,643
            Amounts classified as current liability    17,032       164,459
                                                     --------      --------
      Amounts classified as noncurrent               $  3,530      $  3,927
                                                     ========      ========

      The Company was not in compliance with various covenants under the revolving credit facility, the two term loans payable to an insurance company, and the term note with a bank as of May 31, 2001 and August 31, 2000, and the Company has not received waivers for any of these covenant defaults. The Company has entered into forbearance agreements with the group of banks providing the revolving credit facility and with the insurance company providing the term loans. The forbearance agreements provide, among other things, that, so long as the Company remains in compliance with the terms thereof, the lenders will forbear from seeking immediate repayment of certain principal and interest payments through July 30, 2001 (although effective March 2001 the Company must pay interest at the rate of 7% (banks) and 5% (insurance company) per annum on the outstanding principal amounts and interest continues to accrue at the higher default rate), and that the Company (i) must pay to the bank group principal amounts aggregating $14.3 million in June 2001, (ii) must comply with additional financial covenants through July 30, 2001, and (iii) must continue the process of exploring strategic alternatives and provide evidence satisfactory to the bank group that substantial progress has been made in pursuit of such alternatives. The borrowings under the two term loans payable to an insurance company and the term note payable to a bank have been classified as a current liability in the accompanying condensed consolidated balance sheets.

      On March 15, 1999, the Company entered into a credit agreement with a group of banks (the "Credit Agreement") that provided for a revolving credit facility of $140 million. On December 31, 1999, the Credit Agreement was amended, increasing the amount that could be borrowed under the revolving credit facility to $155 million. The Credit Agreement was subsequently amended effective May 31, 2000 and July 17, 2000 for financial covenant defaults. The revolving credit facility terminates on May 31, 2002. Under the terms of the Credit Agreement, the outstanding principal amount is scheduled to be reduced by $5.0 million on the last day of each of the first and third quarters of the Company commencing with the fiscal quarters ended November 30, 2000 and May 31, 2001 and continuing thereafter until the termination date of the agreement (however, the forbearance agreement allows for deferral of the November 30, 2000 and May 31, 2001 principal payments). Under the amended revolving credit facility, the Company, through July 17, 2000, could borrow at the bank's domestic rate (which approximates prime, as defined) or LIBOR plus one and one-quarter percent (1.25%). Effective July 18, 2000, the interest rate was increased to the bank's domestic rate (which approximates prime, as defined), plus 1.25%. Under the terms of the amended revolving credit facility, interest accrues at the bank's domestic rate, plus 2.0%, while the loan is in default. The borrowing option under LIBOR is no longer available. Amounts outstanding under the agreement bear interest at a weighted average of 9.0% and 10.09% as of May 31, 2001 and August 31, 2000, respectively. The Company has not made the full interest payments due to the bank since August 31, 2000, and did not make the $5.0 million principal payments due November 30, 2000 and May 31, 2001. The credit facility is collateralized by substantially all assets of the Company not otherwise collateralized. Included in accrued liabilities as of May 31, 2001 is approximately $10.9 million of outstanding interest on the revolving credit facility. Beginning in March 2001, pursuant to the terms of the forbearance agreement, current interest payments of 7% per annum are required on the revolving credit facility. Interest continues to accrue at the contracted rates.

      The 8.08% term loan with an insurance company is payable in semi-annual installments, including interest, through July 1, 2004. The 7.86% term loan with an insurance company is payable in semi-annual installments, including interest, through August 1, 2008. The interest rate is subject to adjustment in fiscal year 2003, as determined by the insurance company, but the adjusted rate will not exceed 2.25% over the then five-year treasury bond yield. The loans are collateralized by specific property and equipment. The insurance company term loans provide for an additional 5% default interest on unpaid principal and interest, which aggregated $2.1 million at May 31, 2001. Beginning in March 2001, current interest payments of 5% per annum are required on these loans. Interest continues to accrue at the contracted rates.

      The term note with a bank is payable in monthly installments, including interest, through March 2002, at which time the remaining principal must be paid. The interest rate on this term note is 1% per annum less than the prime rate, as defined, or LIBOR plus an applicable rate margin (2%) at the option of the Company. The interest rate on the outstanding borrowings was 7.50% and 7.79% as of May 31, 2001 and August 31, 2000, respectively. The note is collateralized by specific property and equipment.

      The bank term note has a higher default interest rate specified while the loan is in default, as defined, if the scheduled principal and interest payments are not made. The Company has made all scheduled principal and interest payments on this loan through May 31, 2001 and has not accrued interest at the higher default rate.

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

      The second promissory vendor note in the amount of $1.5 million is unsecured and is payable in various installments through December 31, 2001, including interest at 7%.

      The other obligations consist of various term loans with financial institutions with principal and interest due in various amounts through January 2007. These loans are generally collateralized by specific property and equipment.

      The debt agreements contain various covenants which include restrictions on dividends and other distributions to shareholders, repurchases of stock, and require the Company to maintain and meet certain minimum levels of shareholders' equity ($125 million as of May 31, 2001) and operating ratios, as defined.

      The Company has also guaranteed $1.0 million of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company. The grower is in default with certain terms and conditions contained in the related debt agreements. Management of the Company is of the opinion that the potential for any loss to the Company is minimal.

5.    RESTRUCTURING ACCRUALS AND OTHER CHARGES

      In the fourth quarter of fiscal 2000, the Company recorded an $8.25 million pre-tax restructuring charge, consisting primarily of a $6.0 million writedown of a manufacturing facility in Bridgeton, New Jersey that discontinued production on November 22, 2000 and $2.25 million of plant closing costs (primarily cleanup, security and insurance costs) and employee termination benefits. Approximately 130 employees received notification of their termination in fiscal 2000 as a result of the restructuring plan, primarily at the Bridgeton facility and in the Company's sales department. The employees were subsequently terminated and the Bridgeton facility is held for sale.

      The following table summarizes the activity within the recorded accruals during the nine months ended May 31, 2001 (in thousands):

                                                       Charges and
                                         Accrued at       Cash       Accrued at
                                       August 31, 2000  Payments    May 31, 2001

       Plant closing costs                 $  770        $  770         $  0
       Employee termination benefits        1,480           930          550
                                           ------        ------         ----
       Total                               $2,250        $1,700         $550
                                           ======        ======         ====

      In addition, the Company has continued to incur costs throughout fiscal 2001 in exploring various strategic alternatives and restructuring scenarios. Costs relating to such activities, which consist primarily of outside consulting and legal fees, were $0.3 million and $1.9 million for the three- and nine-months ended May 31, 2001, respectively and are included in selling, general and administrative expenses.

6.    SUPPLY CONTRACTS

      The Company has multiple-year crop purchase contracts with 47 independent cranberry growers pursuant to which the Company has contracted to purchase the entire cranberry crop produced on 1,755 planted acres owned by these growers. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered plus $3 per barrel and certain incentives for premium cranberries. In September 2000, the Company was unable to make an aggregate payment of approximately $0.7 million due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required in fiscal 2001 under the contract for the 2000 calendar year crop. Accordingly, the Company is currently in default under the terms of the grower contracts. However, the contracted growers harvested and delivered their 2000 calendar year crop to the Company subsequent to August 31, 2000. The Company intends to pursue amendment of the payment terms required under the contracts and seek waivers from the growers. The ultimate resolution of this matter is currently undeterminable, but the Company has made all rescheduled payments to the growers.

7.    LEASE COMMITMENTS

      On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the statewide average crop yield and price. During fiscal 2000, the Company determined that it was no longer economically feasible to operate these marshes and has entered into negotiations to either amend or terminate the lease.

8.    SUBSEQUENT EVENT

      In June 2001, the Company sold a manufacturing plant in Mountain Home, North Carolina and its private label cranberry sauce business for a combined sum of approximately $13.3 million in cash plus an additional amount for certain inventory items. The proceeds of the sale were utilized primarily to reduce the Company's bank debt. The gain from this sale, which is estimated at approximately $1.4 million, will be recognized in the financial statements in the fourth quarter of fiscal 2001.

      The Company also entered into a noncompete agreement related to the private label cranberry sauce business which will provide noncompete payments computed based on total case sales of the buyer over the next five years subject to an aggregate minimum payment of $1,000,000.

      Cranberry sauce sales for the three and nine months ended May 31, 2001 and 2000, respectively, were less than 5% of the Company's total revenues in those periods.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

GENERAL

      As of May 31, 2001, we remained in default of several covenants of our revolving credit agreement and other long-term debt agreements. We did not make $10.9 million of interest payments due on our revolving credit facility in the first nine months of fiscal 2001 and did not make the $5.0 million principal payments due November 30, 2000 and May 31, 2001. In addition, we did not make required principal and interest payments aggregating $2.1 million in the first nine months of fiscal 2001 on our term loans with an insurance company. However, we continue to work closely with our lenders to restructure the terms of our debt arrangements. We have entered into forbearance agreements with the bank group and the insurance company pursuant to which they have agreed not to seek immediate repayment of certain principal and interest payments due under our debt arrangements until July 31, 2001 as long as we remain in compliance with the terms and conditions of the forbearance agreements. We agreed with the lenders in the forbearance agreements to perform certain actions, among them (i) paying interest on a periodic basis during the forbearance period (beginning in March 2001) at a rate of 7% (bank group) and 5% (insurance company) on the principal amounts outstanding (although interest on outstanding principal continues to accrue at the higher default rate); (ii) making principal payments aggregating $14.3 million in June 2001 to the bank group; (iii) continuing the process of exploring strategic alternatives and providing evidence satisfactory to the bank group that we have made substantial progress in pursuit of such alternatives; and (iv) complying with certain financial covenants set forth in the agreements. We continue to work closely with the bank group and the insurance company.

      Additionally, we continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness. Alternative debt and equity sources may potentially involve a significant restructuring of our current debt and equity capital structure, which could result in a substantial dilution of the ownership interests of our existing shareholders.

      We have taken several steps that we believe positively contributed to our results of operations in the first nine months of fiscal 2001:

            o We entered into a strategic marketing alliance with Crossmark, Inc. ("Crossmark"), a national food broker, effective in the first quarter of fiscal 2001, whereby we combined our sales and marketing efforts and further consolidated our food broker network with Crossmark.

            o We refocused our trade promotional strategies to emphasize profitability as opposed to generating revenue growth and, in the first nine months of fiscal 2001, certain higher-cost promotional activities we entered into in fiscal 2000 expired or were renegotiated. We believe these steps helped to reduce our selling, general and administrative expenses in the first nine months of fiscal 2001.

            o In the first quarter of fiscal 2001, we increased the cranberry juice content in all of our Northland brand 100% juice cranberry blends to 27% and began the rollout of these new reformulated blends, which we refer to as the "27% Solution." While Northland brand 100% juice blends have always contained 100% fruit juice (as opposed to many of our competitors' products which generally contain a lesser percentage of fruit juice sweetened by fructose or corn syrup), they have historically contained only approximately 15% cranberry juice. We have reformulated our Northland blends to include 27% cranberry juice in response to increasing evidence of the potential health benefits associated with drinking cranberry juice. This reformulation uses more cranberries per case of juice products and as a result has helped reduce our inventory levels in the first nine months of fiscal 2001 from levels that would have otherwise existed.

            o We completed the previously announced restructuring of our manufacturing operations which we believe contributed to our lower cost of sales for the first nine months of fiscal 2001.

            o We reduced total personnel in all areas in an effort to reflect the current needs of our business, which contributed to reduced selling, general and administrative expenses for the first nine months of fiscal 2001.

      Additionally, in June 2001, we sold a manufacturing facility in Mountain Home, North Carolina and our private label cranberry sauce business. Substantially all the proceeds were used to reduce principal on the revolving credit facility with banks. The sale of the plant also reduced our bottling capacity which should result in lower production costs in the future through improved efficiencies.

      The Cranberry Marketing Committee ("CMC") of the United States Department of Agriculture ("USDA") has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2000, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked a volume regulation to restrict the industry-wide harvest of cranberries for the harvest occurring in the fall of 2000. The restriction generally limited cranberry growers to selling only up to 85% of their historic production levels. At the recommendation of the CMC, the USDA has again adopted a volume regulation for the 2001 crop year. The restriction generally limits cranberry growers to selling only up to 65% of their historic production levels. This should limit the total 2001 cranberry crop to approximately 4.6 million barrels, plus a fresh fruit exemption. We have not yet determined to what extent this marketing order will impact our results of operations or financial condition.

      In addition to the volume regulation and in response to requests from the grower community, the United States Congress approved a $50 million federally funded assistance program in October 2000. Under this plan, the federal government will make direct cash subsidies totaling $20 million to growers. Of this, we received approximately $1.2 million during the three months ended May 31, 2001. In addition, $30 million is to be used by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis. This purchase will be used in school lunch and other federal programs directed to the needy and disadvantaged. We participated in the program and received contracts for approximately $1.4 million in the aggregate to provide cases of juice concentrate that we expect will use approximately 31,000 barrels of cranberries. We have not yet determined whether we will participate in future bids under this program.

      While we currently continue to experience cash flow difficulties, we hope to improve our cash position and results of operations through focusing on a return to profitability as opposed to driving increased revenues.

RESULTS OF OPERATIONS

      Total revenues for the three months ended May 31, 2001 were $30.3 million, a decrease of 50.7% from revenues of $61.4 million in the prior year's third quarter. Revenues for the nine-month period ended May 31, 2001 were $107.5 million, a decrease of 47.6% from revenues of $205.0 million in the same period in fiscal 2000. The decreases resulted primarily from (i) reduced sales of Northland and Seneca branded products; (ii) reduced co-packing revenue from a major customer that during the first quarter switched from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement; and (iii) the sale of the private label juice business in March of 2000. Included in revenues for the three months ended May 31, 2001 is approximately $1.2 million received in direct payments from the federal government (the Commodity Credit Corporation) for a cranberry subsidy. Our marketing spending during the first nine months of fiscal 2001 was down significantly as compared to the prior year, contributing to a decrease in market share for our Northland and Seneca branded products. Trade industry data for the 12-week period ended May 20, 2001 showed that our Northland brand 100% juice products achieved a 6.8% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 10.0% market share for the 12-week period ended May 21, 2000. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 7.6% for the 12-week period ended May 20, 2001 compared to a 12.9% market share for the 12-week period ended May 21, 2000. We anticipate that our total revenues will continue to decrease in fiscal 2001 as compared to fiscal 2000 primarily as a result of anticipated lower co-packing revenues as well as our change in promotional and pricing strategies to focus more on profitability as opposed to revenue growth. Additionally, unless we secure further financing, we are unlikely to spend significant amounts on additional marketing activities in the fourth quarter of fiscal 2001.

      Cost of sales for the three months ended May 31, 2001 was $19.7 million compared to $39.3 million for the three months ended May 31, 2000, resulting in gross margins of 35.0% and 36.0% in each respective period. Cost of sales for the nine month period ended May 31, 2001 was $70.3 million compared to $163.9 million in the same period in fiscal 2000, yielding gross margins of 34.6% and 20.0% respectively. The decrease in cost of sales for the three- and nine-month periods ended May 31, 2001 was primarily due to reduced sales of Northland and Seneca branded products resulting from our change in promotional and pricing strategies, the elimination of private label juice revenues and reduced co-packing revenues. In the second quarter of fiscal 2000 we took a charge to cost of sales of $27.0 million. Cost of sales without taking into effect this write down would have been $136.9 million for the nine-month period ended May 31, 2000, which would have resulted in a gross margin of 33.2%.

      Selling, general and administrative expenses were $9.3 million, or 30.6% of revenues, for the three months ended May 31, 2001 compared to $25.4 million, or 41.4% of revenues, in the same period in fiscal 2000. Selling, general and administrative expenses were $31.4 million, or 29.2% of revenues, for the nine month period ended May 31, 2001 compared to $72.0 million, or 35.1% of revenues, during the same period in the prior fiscal year. The $16.1 million decrease in selling, general and administrative expenses in the third quarter, and $40.6 million decrease in the nine month period, was primarily due to (i) significant reductions in marketing and promotional expenses compared to the third quarter of fiscal 2000 (in which we incurred greater marketing and promotional expense to support the Seneca brand and the launch of a new Seneca line of cranberry juice products, as well as undertook an aggressive marketing campaign to support development and growth of our Northland brand products); (ii) the significant revisions to our trade promotional practices to reflect our new focus away from growing sales and market share and toward more profitable operations; (iii) a reduction in personnel costs resulting from our restructuring efforts; (iv) a reduction in personnel costs and selling commissions resulting from our strategic alliance with Crossmark that outsources and consolidates much of our sales and marketing efforts; and
(v) improvements in our collection and control over customer deductions and discounts (in the second quarter 2000 we took a charge of $3.8 million for uncollectible accounts receivable related to certain unauthorized customer deductions and discounts). The decrease in selling, general and administrative expenses was partially offset by increases in outside professional fees incurred in connection with developing a "turnaround" plan for our operations, negotiating with our lenders regarding the terms of our credit facilities, related covenant defaults and forbearance agreements, and continuing efforts to seek additional or alternative debt and equity financing. We expect that selling, general and administrative expenses in the remaining quarter of fiscal 2001 will decrease from the comparable quarter last year primarily as a result of the foregoing and the additional steps we have taken to focus on increasing profitability as opposed to revenue growth.

      The gain on disposals of property and equipment in the nine-month period ended May 31, 2001 of $0.4 million resulted primarily from the sale of certain real estate and other assets. In the nine-month period ended May 31, 2000, the gain of $2.1 million resulted from the sale of the private label juice business.

      Interest expense was $4.4 million and $13.9 million for the three- and nine-month periods ended May 31, 2001 compared to $3.9 million and $10.3 million during the same period of fiscal 2000. The increase in interest expense of $0.5 million and $3.6 million respectively was due to increased debt levels between the periods and significantly higher interest rates in fiscal 2001 (due in part to revised terms of our revolving credit facility as a result of our defaults thereunder). We remain in default of the terms of our revolving credit facility and other debt agreements with third parties. See "Financial Condition" below.

      Interest income of $0.7 million and $2.1 million for the three- and nine-month periods ended May 31, 2001, and $0.7 million in the third quarter of fiscal 2000, was associated with an unsecured, subordinated promissory note we received in connection with the sale of our private label juice business in March of 2000.

      The income tax benefit recognized in the first nine months of fiscal 2001 relates to a refund from a farm loss carryback received in the second quarter. Future deferred income tax benefits of approximately $28.6 million relating to the fiscal 2000 loss and any future deferred income tax benefits relating to the fiscal 2001 losses have not been recognized as an asset because of uncertainties with respect to realization of those benefits. These benefits may be recognized in future periods to offset income tax obligations that may need to be recognized.


FINANCIAL CONDITION

      Net cash provided by operating activities was $2.4 million in the first nine months of fiscal 2001 compared to a net cash used in operating activities of $(28.1) million in the same period of fiscal 2000. The difference of $30.5 million between periods was primarily due to fiscal 2001 reductions in assets and liabilities compared to significant increases in the same items in fiscal 2000. Our inventory decreased $4.4 million in the first nine months of fiscal 2001 compared to an increase of $35.6 million in the first nine months last year. This was primarily because (i) volume intake of raw cranberries was reduced due to the impact of the federal marketing order of the USDA and prevailing growing conditions related to the fall 2000 harvest;
(ii) the price for raw cranberries purchased from our independent growers was down significantly (due primarily to the renegotiated terms of our grower contracts which tie the price we pay for cranberries more closely to prevailing market prices), and our growing and processing costs decreased from the prior year (generally as a result of scaled-back growing operations, reorganized manufacturing operations and overall personnel reductions); (iii) our consolidation of operations, closing of our Bridgeton, New Jersey facility and increased use of cranberries in our Northland branded products resulting from the recent reformulation of those products, which enabled us to decrease raw material and finished goods inventories; and (iv) a reduction in our purchases of other raw materials. Also, receivables, prepaid expenses and other current assets decreased $11.2 million from August 31, 2000 as a result of declining revenue levels, which, along with the deferral payment of certain principal and interest payments permitted by the terms of our forbearance agreements, provided us additional cash to pay down accounts payable and accrued liabilities by $16.7 million in the first nine months of fiscal 2001.

      Working capital deficiency decreased $4.8 million to a $(136.7) million deficiency at May 31, 2001 compared to a working capital deficiency of $(141.5) million at August 31, 2000. Our current ratio was 0.35 to 1.0 at May 31, 2001 compared to 0.38 to 1.0 at August 31, 2000.

      Net cash provided from investing activities was $1.4 million in the first nine months of fiscal 2001 compared to $0.5 million in the comparable period of fiscal 2000. Collections on the note receivable were $1.3 million in 2001 versus none in 2000. Property and equipment purchases decreased from $5.7 million in 2000 to $0.4 million in 2001. Sale of the private label juice business provided $7.1 million in the first nine months of fiscal 2000 compared to $0.5 million from property and equipment disposals in the first nine months of fiscal 2001.

      Our net cash used in financing activities was $1.6 million in the first nine months of fiscal 2001 compared to net cash provided of $27.0 million in the first nine months of the prior year. Our financing activity in the first nine months of fiscal 2001 was related primarily to payments on certain long-term debt and vendor notes. There were no funds available under our revolving credit facility during the first nine months of fiscal 2001 and dividend payments were suspended indefinitely during the prior fiscal year. Our total debt (including current portion) was $181.6 million at May 31, 2001 for a total debt to equity ratio of approximately 3.6 to 1.0 at May 31, 2001 compared to total debt of $181.0 million at August 31, 2000 and a total debt to equity ratio of approximately 3.4 to 1.0 at August 31, 2000. Depending upon our future sales levels and relative sales mix of our products during the remainder of the fiscal year, we expect our working capital requirements to fluctuate.

      During the first nine months of fiscal 2001, we continued to experience cash flow difficulties. We have reached our borrowing capacity under our revolving credit facility. We were not in compliance with several provisions of our revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank) as of and for the nine months ended May 31, 2001, and accordingly, because the lenders have not waived these covenant defaults, the balance of the debt agreement revolving credit facility and long-term debt agreements have been classified as a current liability. As of May

31, 2001, we have not made interest payments on the revolving credit facility in the amount of $10.9 million, and did not make the $5.0 million principal payments due November 30, 2000 and May 31, 2001. We have also not made aggregate principal and interest payments of $2.1 on term loans payable to an insurance company at May 31, 2001. We cannot be assured that we will be able to obtain additional financing or that cash flow from operations will be sufficient to allow us to manage our payables. We intend to continue to work closely with our trade creditors in managing the terms of our accounts payable.

      As previously mentioned, we have entered into forbearance agreements with our bank group and the insurance company pursuant to which the lenders agreed not to seek immediate repayment of some of these interest and principal payments through July 30, 2001 as long as we remain in compliance with the terms of the forbearance agreements. We are not certain that we will be able to renegotiate the terms of our debt agreements or that we will obtain additional financing prior to the expiration of the forbearance period. By the terms of our debt arrangements and forbearance agreements, because we are currently in default of certain provisions of our debt arrangements, our creditors have the ability to call all outstanding principal and interest thereunder due and payable on July 31, 2001, or at any time thereafter, or at any time prior thereto if we are then in default of the terms thereof. In such event, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operation as a going concern. However, we continue to work with our lenders to renegotiate the terms of those agreements. Renegotiation of those agreements may potentially involve a significant restructuring of our current debt and equity capital structure, which could result in a substantial dilution of the ownership interests of our existing shareholders.

      Additionally, we are currently in default under the terms of our grower contracts (see Note 6 to Notes to Condensed Consolidated Financial Statements). We were unable to make payments to the growers under the terms of the contracts in fiscal 2000, and we notified the growers of our intention to defer payments required in fiscal 2001. We have made payments to the growers on their outstanding balances and we intend to pursue amendment of the payment terms required under the contracts and seek waivers from the growers.

      As a result of these factors and others, there is substantial doubt about our ability to continue as a going concern. See Notes 1 and 4 to Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

      Unless our lenders call our loans due and payable after July 30, 2001, we believe that we will be able to fund our ongoing operational needs for the fourth quarter of fiscal 2001 through (i) cash generated from operations; (ii) our actions to reduce our near-term working capital requirements; and (iii) additional measures to reduce costs and improve cash flow from operations.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Whether or not these forward-looking statements will be accurate in the future will depend on certain risks and factors including, without limitation, risks associated with (i) the development, market share growth and consumer acceptance of our branded juice products, including consumer acceptance of our new "27% Solution"; (ii) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (iii) the impact of the marketing order of the United States Department of Agriculture, relative to the 2001 crop year, as well as the cranberry purchase program adopted by the United States Congress; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our amended credit facility and other debt agreements, with respect to which we are currently in default of certain covenants as well as certain principal and interest payment provisions, as well as our forbearance agreements; (vi) our ability to secure additional financing and/or generate sufficient cash from operations as may be necessary to fund working capital requirements and continue as a going concern;
(vii) the results of our previously announced exploration of strategic alternatives, including alternatives that could include a significant restructuring of our current debt and equity capital structure, which could result in a substantial dilution of the ownership interest of our existing shareholders; (viii) the results of our internal organizational restructuring, including, without limitation, the results of the restructuring of certain of our sales and marketing functions through our agreement with Crossmark, Inc.;
(ix) our ability to manage our trade payables; and (x) our ability to continue to meet the listing requirements of The Nasdaq National Market, including, without limitation, the requirement that our Class A Common Stock maintain a minimum bid price above $1.00 per share. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We will not necessarily update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

      We have not experienced any material changes in our market risk since August 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

      There has been no material change in our litigation with Cliffstar since our last Quarterly Report on Form 10-Q for the quarter ended February 28, 2001.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

      In response to this Item, the information set forth in Note 1 and Note 4 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.    Exhibits

      Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.    Form 8-K

      We filed the following Current Reports on Form 8-K during the third quarter of fiscal 2001 and in the fourth quarter of fiscal 2001 to the date of this Form 10-Q:

         Date Filed     Date of Report            Item
         ----------     --------------            ----

        March 29, 2001  March 23, 2001  Item 5 - Amendment to Forbearance
                                        Agreement

        June 11, 2001    June 8, 2001   Item 5 - Second Amendment to
                                        Forbearance Agreement and Limited
                                        Waiver, Third Amendment to Forbearance
                                        Agreement and sale of Mountain Home,
                                        North Carolina plant and private label
                                        sauce business.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTHLAND CRANBERRIES, INC.



DATE: July 16, 2001                   By: /s/ Richard P. Teske
                                         ---------------------------------------
                                      Richard P. Teske
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

      Exhibit No.                 Description
      -----------                 -----------

          (4) Second Amendment to Forbearance Agreement, dated as of May 1, 2001, by and between Northland Cranberries, Inc. and the Equitable Life Assurance Society of the United States.