Form 10-K405
period 2001-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2001-12-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
    For the fiscal year ended August 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the transition period from ___________ to ___________

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

                       Yes    [X]           No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001:
                                   $3,313,344

Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 30, 2001:

             Class A Common Stock, $.01 par value: 49,826,455 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy Statement for 2002 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

                Special Note Regarding Forward-Looking Statements

         We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to return to profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share of our branded products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the ongoing impact of the continuing significant industry oversupply of cranberries; (iii) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our "27% Solution";
(iv) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (v) the impact of the marketing order of the United States Department of Agriculture relative to the 2001 crop year, as well as the cranberry purchase program adopted by the United States Congress;
(vi) agricultural factors affecting our crop and the crop of other North American growers; and (vii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our new credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We disclaim any duty to update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition and recent debt and equity restructuring.

Item 1.  Business.

                            Restructuring Transaction

         During fiscal 2001, we were in default under the terms of our loan documents with our then-current bank group and other third parties. We had difficulty generating sufficient cash flow to meet our obligations on a timely basis, and were often delinquent on various payments to third party trade creditors and others. We failed to make certain scheduled monthly interest payments under our revolving credit facility. We reached the point where we felt it was imperative to reach an agreement with our then-current bank group and to refinance our bank debt, or else we believed we were faced with liquidating or reorganizing Northland in a bankruptcy proceeding in which our creditors would have likely received substantially less value than we felt they could receive in a restructuring transaction and our shareholders would have likely been left holding shares without any value.

         On November 5, 2001 (which was subsequent to the end of fiscal 2001), in contemplation of completing a potential restructuring transaction, we effected a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). Additionally, in furtherance of the potential transaction, we voluntarily delisted our Class A shares from trading on the Nasdaq National Market and obtained quotation of our Class A shares on the Over-The-Counter Bulletin Board under a new symbol ("NRCNA") effective on the opening of trading on

November 6, 2001. All share and per share information included in this Form 10-K reflects the reverse stock split.

         On November 6, 2001, we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, LLC, a private equity investment firm headquartered in Boca Raton, Florida), which we refer to as "Sun Northland", and with members of our then-current bank group and our new secured lenders, Foothill Capital Corporation and Ableco Finance LLC, that resulted in the restructuring of our debt and equity capital structure and a change of control of the company. We refer to these transactions collectively as the "Restructuring." Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 Class A shares to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into a Stock Purchase Agreement with us (which we refer to as the "Purchase Agreement"), pursuant to which Sun Northland assigned its rights to those Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 Class A shares, (ii) 1,668,885 Series A Preferred shares (each of which will convert automatically into 25 Class A shares upon adoption of an amendment to our articles of incorporation increasing our authorized Class A shares, and each of which currently has 25 votes), and (iii) 100 shares of our newly created Series B Preferred Stock, which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer. Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.5 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 Class A shares to Foothill Capital Corporation and Ableco Finance LLC, which warrants are immediately exercisable and have an exercise price of $.01 per share.

         In addition to the Restructuring, we also restructured and modified the terms of approximately $20.7 million in outstanding borrowings under two term loans with an insurance company, consolidating those two term loans into one new note with a stated principal amount of approximately $19.1 million and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year. We also renegotiated the terms of our unsecured debt arrangements with certain of our larger unsecured creditors, resulting in the forgiveness of approximately $3.5 million of additional indebtedness previously owing to those creditors.

         As a result of the Restructuring, Sun Northland controls approximately 94.4% of our total voting power through (i) the Class A shares and Series A Preferred shares we issued to Sun Northland, and (ii) the additional 7,618,987 Class A shares over which Sun Northland exercises voting control pursuant to a Stockholders' Agreement that we entered into with Sun Northland and other shareholders in connection with the Restructuring. Assuming conversion of the Series A Preferred shares and full vesting over time of the options to acquire Class A shares that we issued to key employees in the Restructuring, Sun Northland owns approximately 77.5% of our fully-diluted Class A shares.

         As of November 30, 2001, we were in compliance with all of our debt arrangements. We expect that the Restructuring will provide us with sufficient working capital and new borrowing capacity to once again aggressively market and support the sale of our Northland and Seneca brand juice products in fiscal 2002.

                                General; History

         We are a grower, processor and marketer of cranberries, branded cranberry products and fruit beverages. Our products include:

         o Northland brand 100% juice cranberry blends (containing 27% cranberry juice and marketed as The 27% Solution), which we sell through supermarkets, drug store chains, mass merchandisers, club stores, foodservice outlets and convenience stores;

         o Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape, cranberry and orange juice products, and frozen juice concentrate products, including apple, grape and cranberry juice products;

         o Northland brand fresh cranberries, which we sell to retail and wholesale customers;

         o Awake frozen orange-flavored concentrate; and

         o cranberry juice concentrate, single-strength cranberry juice, cranberry juice puree, sweetened dried cranberries, chocolate-coated cranberries and frozen and whole sliced cranberries, which we sell to industrial and ingredient customers.

         We also provide contract packaging services to third parties utilizing our owned manufacturing facilities located in Wisconsin and New York.

         In addition to producing and selling cranberry and other fruit products, we are also a cranberry grower, with 24 cranberry producing marshes and 2,524 planted acres owned or operated in Wisconsin and Massachusetts as of November 30, 2001. We intend to pursue the sale of our Hanson, Massachusetts marsh during fiscal 2002, and we are currently in negotiations with the lessor of our leased marshes in Nantucket, Massachusetts to terminate that lease on or about December 31, 2001. Upon sale of the Hanson property and termination of our Nantucket lease, we will own or operate 21 cranberry producing marshes and 2,016 planted acres.

         We also maintain multi-year crop purchase contracts with 47 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,960 contracted acres.

         We began our business in 1987 as a cranberry grower and member of the Ocean Spray Cranberries, Inc. marketing cooperative. In 1993, we left Ocean Spray and introduced Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In fiscal 1999, we acquired the juice division of Seneca Foods Corporation, including the right to produce and sell nationwide Seneca brand products, TreeSweet and Awake brand names, as well as additional processing, distribution and receiving facilities. In fiscal 2000, we sold our private label juice business, which we acquired in July 1998 from Minot Food Packers, Inc., to Cliffstar Corporation. In June 2001, we sold our bottling and packaging facility in Mountain Home, North Carolina, to Clement Pappas NC, Inc. In June 2001, we also sold our private label and food service cranberry sauce business to Clement Pappas and Company, Inc.

                                   Fiscal 2001

         Fiscal 2001 was another challenging year for us following the difficult year we experienced in fiscal 2000. During fiscal 2001, we continued to experience cash flow difficulties. We were not in compliance with several provisions of our former revolving credit agreement and other long-term debt agreements (including various covenants of two term loans payable to an insurance company and a term note with a bank) as of the end of the fiscal year. In addition, continued heavy price and promotional discounting by Ocean

Spray and other regional branded competitors throughout fiscal 2001 resulted in lost distribution and decreased market share of our products in various markets. Although we were successful in retaining distribution in many markets, the lack of sufficient working capital limited our ability to promote our products. Although our products continue to be available in all 50 states, as of September 9, 2001, our Northland brand 100% juice cranberry blends were available in supermarkets nationwide that account for approximately 78% of total grocery sales according to data compiled by Information Resources, Inc. ("IRI"), compared to 92% at the end of fiscal 2000. Additionally, IRI data indicated that, for the 12-week period ended September 9, 2001, our Northland brand 100% juice products achieved a 6.0% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 10.9% market share for the 12-week period ended September 10, 2000. Market share of our Seneca brand cranberry juice product line for the same period decreased from approximately 2.7% to approximately 0.4%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of approximately 6.4% for the 12-week period ended September 9, 2001, down from approximately 13.6% for the 12-week period ended September 10, 2000.

         An oversupply of cranberries resulting from three consecutive nationwide bumper crops culminating with the 1999 harvest, followed by what we believe was an inadequate volume regulation under the USDA cranberry marketing order for the 2000 crop year, resulted in continued large levels of excess cranberry inventories held by us and other industry participants. As a result, the per barrel price for cranberries continued to decline through the first quarter of fiscal 2001 and, while the per barrel price has subsequently increased, it has not recovered to the extent we anticipated. As a result of these factors, our cost to grow the fall 2001 crop and the cost of on-hand inventories, including costs to be incurred, were in excess of market value, and we determined that it was necessary to write down the carrying value of our cranberry inventory by approximately $17.6 million in the fourth quarter of fiscal 2001.

         In the fourth quarter of fiscal 2001, as a result of the deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of what we believe was another inadequate volume regulation under a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by us and other industry participants, forecasted future cranberry market prices for the next several years, as well as continued reductions in our anticipated cranberry and cranberry concentrate usage requirements related to our recent decline in revenues and market share, we decided to restructure our operations and identify various long-lived assets to be disposed of, and we concluded that the estimated future cash flows of our long-lived assets were below the carrying value of such assets. Accordingly, during the quarter, we recorded an impairment charge of approximately $80.1 million related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets.

         As a result of these and other factors, in fiscal 2001, we (i) recognized a significant loss from operations; (ii) were delinquent on various payments to third party trade creditors and others; and (iii) failed to make scheduled monthly interest payments under and otherwise remained in default of our revolving credit facility. Notwithstanding these and other operational difficulties, we continue to focus our efforts on a return to profitable operations, rather than solely increasing revenues and market share, and we expect that the recently completed Restructuring will provide significant interest expense reduction and provide us with sufficient working capital and new borrowing capacity to once again aggressively market and support the sale of our Northland and Seneca brand juice products in fiscal 2002.

         As we began fiscal 2001, our costs to manufacture branded products had increased significantly due to our facilities not being utilized to capacity. As a result, we took several steps during the fiscal year to reduce our manufacturing costs, including:

         o scaling back our manufacturing operations through the closure of our Bridgeton, New Jersey bottling facility and the sale of our Mountain Home, North Carolina facility;

         o redistributing production volume to our other facilities and third party contract manufacturers; and

         o reducing personnel in all remaining manufacturing facilities to reflect current sales volume and production levels.

         During fiscal 2001, we increased our focus on reducing costs and improving cash flows from operations by conducting a strategic analysis of our manufacturing processes, inventory management programs and information systems. Based on the results of this analysis, we took additional steps in fiscal 2001 which we believe will reduce costs and improve profitability, including:

         o implementing a strategy to distribute primarily from production locations, reducing distribution points from eleven in fiscal 2000 to seven in fiscal 2001 (including the closing of our distribution facility in Eau Claire, Michigan that is held for sale), in an effort to decrease total inventory levels, increase product availability at remaining distribution points and reduce product transfer costs;

         o implementing an inventory control system based on sales volumes to reduce finished goods inventory levels and increase finished goods and non-cranberry raw material inventory turns;

         o implementing a production planning and a material resource planning system (MRP) driven by "needs" based forecasts allowing use of "Just In Time" materials purchasing and delivery;

         o completing the conversion and continuing enhancement of our internal information systems, allowing management to obtain more detailed and relevant financial and operating information in an efficient and timely manner to assist in the decision making process; and

         o reviewing marsh operations with the goal of reducing marsh growing and operating expenses.

         During fiscal 2001, we also took steps to enhance our control of all trade spending in the retail grocery markets, including reducing the number of trade promotions and promotion rates for all brands.

         As referenced above, in the last quarter of fiscal 2001, we sold the net assets of our private label cranberry sauce business and our manufacturing facility in Mountain Home, North Carolina, to Clement Pappas and Company, Inc. and Clement Pappas NC, Inc., respectively, for aggregate cash proceeds of approximately $12.5 million. The proceeds of the sale were utilized primarily to reduce our then-outstanding bank debt. Clement Pappas and Company, Inc. is contractually obligated to make certain payments to us for a period of up to five years from the closing date based on total case sales of cranberry sauce, subject to an aggregate minimum payment of $1.0 million and an aggregate maximum payment of $2.5 million. We also entered into a contract manufacturing agreement with an initial term of one year following the closing date pursuant to which we are required to manufacture certain quantities of juice products through Clement Pappas NC, Inc. at the Mountain Home facility.

         In fiscal 2001, we took additional steps which we believe will allow us to remain competitive in the marketplace in fiscal 2002, including:

         o enhancing our Northland 100% juice cranberry blends by reformulating them to contain 27% cranberry juice (which we refer to as The 27% Solution) in direct response to increasing evidence of the potential health benefits associated with drinking cranberry products containing the equivalent of 27% cranberry juice;

         o pursuing continued growth of our sweetened dried cranberry market through business opportunities with industrial and ingredient customers, both domestically and internationally;

         o exploring and utilizing alternate sales channels, such as club stores and food service providers including restaurants, hospitals, and schools;

         o controlling spending at the trade and consumer level by our sales organization in conjunction with Crossmark, Inc.'s broker office network nationwide, with increased focus on each customer; and

         o adjusting corporate administrative personnel and functions to reflect our current business needs.

         We believe these and other efforts will help us meet our goal of returning to profitability and help us to achieve (i) an increase in gross margins in fiscal 2002 due to reductions in depreciation costs and other overhead; (ii) lower operating expenses; and (iii) more efficient trade spending due to the change in our promotional and pricing strategies.

         In fiscal 2001 and 2000, we had revenues from one customer, Nestle USA, of approximately $12.9 and $45.9 million, or 10.2% and 22.2% of our total net revenues, respectively. In fiscal 1999, we did not have revenues from any one customer that exceeded 10% of our total net revenues.

                                Branded Products

    Products

         Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 and achieved national distribution in the summer of 1997. In early fiscal 2001, we introduced The 27% Solution. As of September 9, 2001, our Northland 100% juice cranberry blends were available in all 50 states and in supermarkets nationwide that account for approximately 78% of total grocery sales. We currently produce and sell eight flavors, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry and cranberry orange. We have five bottle sizes, all in plastic, available in the general distribution, including 12, 46, 64, 96 and 128 ounce sizes. The 96-ounce size was developed specifically for the club and mass merchandise channels.

         We also produce and sell several varieties of Seneca, TreeSweet and Awake brand products. At the beginning of fiscal 2001, we completed the national rollout of the fifth Seneca brand cranberry juice drink flavor, ruby red grapefruit. This product line also includes cranberry cocktail, cranberry apple, cranberry raspberry and cranberry grape. As of the end of fiscal 2001, our Seneca cranberry drink product line was available in supermarkets nationwide that account for 23% of total groceries sales, according to IRI data. The Seneca cranberry products were designed to compete against other non-premium cranberry drink brands and to complement the Northland brand of 100% juice products.

         Additionally, Seneca 100% apple juice frozen concentrate is the number one selling nationally distributed frozen apple juice brand in the nation.

         We also sell citrus juice products under the TreeSweet label. The TreeSweet label is now focused on 64 ounce orange juice, converted from glass to PET plastic in fiscal 2000, and 5.5 ounce and 46 ounce tin sizes. We also sell frozen orange-flavored concentrate under the Awake label.

         Our foodservice business manufactures and markets juice products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, schools and hospitals. We offer our foodservice products in a variety of sizes and package them under our own Meadow Valley label or under our other brand labels such as Northland, Seneca or TreeSweet.

         In addition to Northland 100% juice cranberry blends and our Seneca, TreeSweet and Awake branded products, we also grow and package Northland brand fresh cranberries and primarily sell them in 12-ounce plastic bags to food retailers and wholesalers during the fall. We also currently sell sweetened dried cranberries to industrial and ingredient customers. In conjunction with our fall 2001 sales of Northland brand fresh cranberries, we offered sweetened dried cranberries, both coated and un-coated, for sale in bulk form to be marketed to consumers through grocery store produce departments. We intend to continue to explore opportunities to expand our sweetened dried cranberries business in fiscal 2002.

    Marketing

         Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends has been to highlight the differences in flavor and juice content between Northland brand 100% juice cranberry blends and many of the competing products of Ocean Spray and others which have less than 100% juice. In fiscal 2001, due primarily to our reduced revenues, cash position and debt service obligations, we significantly decreased our marketing spending in support of our branded products. However, our limited marketing campaign continued to highlight the benefits of 100% juice, and we also focused our marketing efforts on the first quarter fiscal 2001 reformulation of our Northland brand juice products, known as The 27% Solution (which now include not only 100% fruit juice, but also 27% cranberry juice). Currently, Northland is the only 100% juice brand to contain 27% cranberry juice in every product sold. We intend to highlight this fact in our marketing efforts in fiscal 2002, as well as the potential health benefits of our newly reformulated products, through reference to studies that have used the equivalent of 27% cranberry juice to research the health benefits of cranberries.

         We intend to focus our marketing efforts on:

         o        media advertising

                  - In the second and third quarters of fiscal 2001 we utilized a new national magazine advertising campaign designed to educate consumers about The 27% Solution and the potential health benefits of juice products containing the equivalent of 27% cranberry juice. We incurred approximately $780,000 of expense on media advertising in fiscal 2001. In fiscal 2002, largely as a result of the equity capital available to us from consummating the Restructuring, we intend to increase spending on television advertising to emphasize The 27% Solution point of difference to a broader audience with stronger delivery of the message.

         o        sales promotion

                  - we offer purchase incentives to attract first-time buyers and prompt consumers who already drink Northland 100% juice cranberry blends to purchase more of our products. These incentives are done through both "cents off" coupons and mail-in rebate offers. In fiscal 2001, we incurred approximately $0.5 million in expense to promote these incentives compared to approximately $3.8 million in fiscal 2000. In fiscal 2002, we anticipate that our fiscal sales promotion spending will be greater than fiscal 2001 levels, and we currently intend to allocate additional funds toward publicizing The 27% Solution message through media advertising.

         o        packaging/labeling

                  - we revised our labeling for fiscal 2001 to focus on The 27% Solution and to highlight the 27% cranberry juice content of all of our Northland branded products, as well as the 100% juice content. The full line of Northland 100% juice cranberry blends displays The 27% Solution on the principal display panel, explains the benefits of The 27% Solution on the back panel and, unlike our competitors, specifically states the cranberry content above the Nutritional Facts Panel.

    Sales

         In a reversal of recent trends, industry-wide dollar sales of supermarket shelf-stable cranberry beverages declined during fiscal 2001, down 6% over our fiscal 2000. However, total category dollar sales still exceeded $800 million for the 12-month period ended August 12, 2001. We believe this sales decline was primarily due to heavy retail discounting during the past year, primarily by our major competitors, which resulted in decreasing actual dollar sales. We anticipate that industry-wide sales will continue to decrease slightly in fiscal 2002 for the same reason.

         The supermarket shelf-stable cranberry beverage category is composed of cranberry drinks and cranberry juice blends. According to industry data, sales of cranberry juice blends still accounted for over 24% of sales for the total supermarket shelf-stable cranberry category, which is approximately the same percentage as last year, with total dollar sales of over $193.5 million. Cranberry drinks account for the remainder, at approximately $609.0 million.

         We expect to realize increased sales of our branded juice products in the coming year by:

         o Working to regain sales distribution of our Northland and Seneca brand products in retail grocery channels and expand alternative distribution channels such as convenience stores, super-centers, mass merchandisers and drug stores.

                  - In fiscal 2001, we made significant progress in introducing our brands into new distribution channels. Late in fiscal 2000, we introduced a new 12-ounce single serve bottle into convenience stores, and we continued to expand that initial distribution in fiscal 2001. We intend to work to increase distribution in new super-center outlets and other distribution channels in fiscal 2002, which we hope will increase overall sales and distribution in these growing business segments.

         o Continuing to review and revise our trade promotion plans and control trade promotion spending.

                  - On a periodic basis, we offer discounts on our products and other trade incentives to retailers and wholesalers to temporarily reduce the price of our products to consumers and to obtain store display features and retail advertisements. These efforts help to increase our product visibility and offer the consumer savings on our products. We anticipate that we will continue these trade promotion activities in fiscal 2002. In fiscal 2001, we substantially modified our trade promotional strategies with the expectation of maximizing value from our trade expenses. We intend to continue that focus in fiscal 2002.

         We will continue to work with Crossmark in most distribution channels in an effort to improve our overall sales process. Crossmark will act as broker for Northland and Seneca brands in 100% of the country, in most channels of distribution, in fiscal 2002. In fiscal 2001, Crossmark represented Northland in approximately 90% of the country. Crossmark employs over 10,000 people on a nationwide basis. We expect that its access to state of the art management systems will allow for greater focus on and implementation of our promotional programs than we have been able to achieve to date. In addition, as a result of our agreement with Crossmark, Crossmark will continue to focus on the Northland and Seneca brands in the areas of sales management, field sales, sales information and marketing, as specifically related to each individual market region.

         Our branded juice sales efforts in fiscal 2001 were coordinated by our Vice President-Sales. In fiscal 2002, we intend to add field sales managers to our branded juice sales team to supplement our current staff and help us to focus our sales efforts in conjunction with Crossmark. In addition to their experience with our branded products to date, our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell's Soup Company, Sara Lee, SmithKline Beecham and

Ralston Purina. Between our personnel and those within Crossmark, the organization has current or past experience with nearly every major branded grocery manufacturer in the country.

    Competition

         The consumer cranberry product beverage market is very price competitive. Based on industry data, retail supermarket bottled shelf-stable cranberry beverage sales were approximately $803 million for the 52-weeks ending August 12, 2001, down from approximately $840 million during the previous year. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets. Most of the markets in which we compete are dominated by Ocean Spray. Ocean Spray is an agricultural marketing cooperative which has certain protections under federal antitrust laws. Ocean Spray has over 700 member-growers, accounting for approximately 70% of all cranberries grown in North America.

         Northland 100% juice cranberry blends compete with:

         o Ocean Spray's branded cranberry juice products;

         o branded cranberry juice products of other regional producers; and

         o private label cranberry juice products.

         Our Northland branded juice products are 100% juice cranberry blends. Beginning in fiscal 2001, the Northland brand contained 27% cranberry juice across the line (known as The 27% Solution; previously, only our traditional cranberry flavor contained 27% cranberry juice, and the rest of our blends generally contained only up to 15% cranberry juice). Many of our competitors' products are made up of much less than 100% juice, and many include much less than 27% cranberry juice content. For example, many of Ocean Spray's cranberry juice blends contain from 6% to 21% juice with the remainder being water and high fructose corn syrup. Like Ocean Spray, many other competitors' juices use sugar or corn syrup additives as sweeteners. We believe that we have an advantage over many of our competitors due to the perceived health and other benefits of our 100% juice products. We also believe that we have an advantage because we are currently the only major manufacturer of 100% juice blends with an entire product line that contains 27% cranberry juice, a formulation that studies suggest is beneficial to human health. The success of our branded juice products will continue to depend on whether consumers will think highly of its quality and taste compared to that of our competitors' products.

         Northland 100% juice cranberry blends are premium-priced products. Our products compete mainly with other premium-priced branded cranberry beverages, but also with private label products, which are usually lower-priced.

         We expect that Ocean Spray will continue to compete aggressively against our 100% juice cranberry blend products in response to The 27% Solution initiative, by further increasing its trade promotion activity, reducing shelf pricing and continuing an aggressive media advertising campaign. Ocean Spray has significantly more experience in the fruit juice markets than we do, as well as greater brand name recognition and greater marketing and distribution resources.

         We also compete in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks with our Seneca, Treesweet, and Awake branded products. Our principal competitors in the frozen juice concentrate market include several established brand names such as Welch's, TreeTop and Tropicana. Our principal competitors in the market for shelf-stable canned fruit juices and drinks include Mott's, TreeTop, Minute Maid and many regional brands. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. We cannot be certain that we will be successful in competing against these competitors. Ocean Spray does not compete in either the frozen juice concentrate market or the shelf-stable canned fruit juice market.

                      Industrial/Ingredients/International

    Products

         Following the fiscal 2000 sale of our private label juice business and the fiscal 2001 sale of our private label and food service cranberry sauce business, we recently consolidated our former Non-Branded Products Group into our new Industrial/Ingredients/International Group. This group's products generally include:

         o        cranberry juice concentrate;
         o        frozen and whole sliced cranberries;
         o        not-from-concentrate and single-strength cranberry juice;
         o        single-strength and concentrated cranberry purees;
         o sweetened-dried cranberries, with and without chocolate coating;
         o        custom blended cranberry and non-cranberry concentrate blends;
         o brokered commercial products sold through strategic partnerships; and
         o processing of a variety of fruits into specified concentrates and blends.

    Sales

         During fiscal 2001, cranberry concentrate continued to be our principal industrial/ingredients product in terms of sales dollars. We realized significant sales growth across the broad range of our industrial/ingredient cranberry based product lines as well as custom blended non-cranberry juice concentrates. Our sales of industrial/ingredient cranberry based products for fiscal 2001 increased over the prior year. This achievement was fueled in part through price increases as well as less competition.

         Our industrial/ingredient sales efforts in fiscal 2001 were coordinated by our Vice President-Industrial/Ingredient and conducted primarily through our internal industrial/ingredient sales force as well as a limited network of independent brokers.

    Competition

         We compete for the sale of cranberry concentrate, non-cranberry concentrate blends, not-from-concentrate and single-strength cranberry juice, and frozen whole and sliced cranberries to commercial and ingredient customers including, but not limited to, juice processors, bakeries, re-packagers and wholesale distributors. We believe our unique position as a vertically integrated grower and processor of cranberries allows us to offer a long-term reliable supply of high quality, competitively priced cranberry products uniquely suited to the needs of our industrial, ingredient and international trading partners.

    International

         International demand for cranberry products remains strong compared to historical levels, and we believe this trend will continue in part due to public awareness of research studies suggesting that the regular consumption of cranberry products may provide health benefits, including maintenance of a healthy urinary tract. With processing facilities that specialize in producing cranberry concentrate and custom blends strategically situated in Wisconsin, Oregon and New York, we believe we have advantages in providing cranberry products to commercial customers throughout the world. Our sales of cranberry concentrate and customized non-cranberry blends during fiscal year 2001 in the international market exceeded prior year sales. We currently intend to expand our international broker representation in fiscal 2002 in an effort to continue growth in our international sales during the period.

                                  Manufacturing

    Receiving and Processing

         An important part of our business strategy is our ability to process our grown and purchased cranberries. We currently own processing facilities located in Wisconsin and Oregon. We utilize our entire network of manufacturing locations in the various stages of the processing of cranberries. For example:

                  o Raw cranberries are brought to our receiving stations. We own a 172,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin. This receiving station, along with contract receiving facilities in Wisconsin, Massachusetts, and Oregon, clean and sort raw cranberries.

                  o After sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in freezer facilities around the country, including the owned 62,400 square foot freezer facility in Wisconsin Rapids or at independent freezer facilities, until they are sent to one of our processing plants.

                  o Frozen raw cranberries are pressed and concentrated at our processing plants in Wisconsin Rapids, Wisconsin, or Cornelius, Oregon. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to one of our owned or contracted bottling facilities.

    Packaging and Bottling

         Another important part of our manufacturing strategy is our ability to bottle and package our branded products in strategically located areas, helping to reduce freight and other distribution costs associated with shipping finished goods to our national customers. We own and operate two bottling and packaging facilities. These owned facilities along with our network of contract packaging plants are strategically located to service customers throughout the country.

                  o In Dundee, New York, we own a bottling and packaging facility totaling 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer, and 21,000 square feet of cooler and bulk tank storage area. This plant is capable of producing all sizes of PET bottles, a full range of glass sizes, and 46-ounce tin cans.

                  o In Jackson, Wisconsin, we own a bottling and packaging facility totaling 136,000 square feet, including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk tank storage area. This plant is capable of producing all sizes of PET bottles (except 12 ounce), and two sizes of tin cans (5.5 ounce and 46 ounce).

         In addition to these owned facilities, we utilize three third party contract-packaging providers to service the southeastern and western markets. One is located in Fullerton, California, and produces PET bottled products. The second plant is located in Ventura, California, and produces frozen concentrated juice products. The remaining contract packaging facility is the facility located in Mountain Home, North Carolina that we sold in fiscal 2001, which produces bottles and frozen products primarily for distribution in the southeastern market. All facilities are strategically located in high volume markets to minimize freight costs and maximize service levels.

         As a part of our manufacturing strategy, we provide contract packaging services for third parties, and have aggressively sold excess line time at our owned facilities to improve facility utilization and reduce production costs. These contract-packaging arrangements are an integral part of production at our owned facilities. We believe we are an attractive contract packager for third party beverage manufacturers primarily because:

                  o We have developed a solid production and quality control program in conjunction with our own branded products which can be adapted to the demands of other national brands; and

                  o Our plants are strategically located to reduce costs associated with accessing certain high volume consumer markets.

    Distribution

         Our primary distribution strategy for fiscal 2001 was to maximize distribution from our owned and contracted production locations and to minimize distribution centers that are not associated with a production facility. While keeping in mind that certain distribution locations are strategically important due to distance from a production location or a large strategic customer, we aggressively consolidated distribution locations in fiscal 2001 to improve overall production costs and reduce finished goods inventory. During fiscal 2001, the distribution centers we utilized were reduced from eleven to seven. Of the seven remaining distribution centers, all but two are either on the site of or are directly associated with a production facility.

         We have an internal transportation department that contracts with independent carriers to distribute our products to grocery customers and customers in other channels. We believe that the strategic locations of our owned production facilities and the contract packaging plants, along with our distribution strategy and our in-house transportation department, will lower our overall costs as well as continue to provide timely response to customer demands.

                             Agricultural Operations

         We own or operate 24 properties and approximately 2,524 planted acres in Wisconsin and Massachusetts as of November 30, 2001. We intend to pursue the sale of our Hanson, Massachusetts marsh during fiscal 2002, and we are currently in negotiations with the lessor of our leased marshes in Nantucket, Massachusetts to terminate that lease on or about December 31, 2001. Upon sale of the Hanson property and termination of our Nantucket lease, we will own or operate 21 cranberry producing marshes and 2,016 planted acres.

         In the fall of 2000 (i.e., fiscal 2001), we harvested approximately 267,000 barrels from 1,878 acres. The 2000 growing season was impacted by the implementation of a federal marketing order which restricted the aggregate volume of cranberries that growers in the United States could harvest. This limit was approximately 85% percent of a given grower's historic average.

         We also contract with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 2001, we bought approximately 219,000 barrels of cranberries from other growers. As of November 30, 2001, we maintained multi-year crop purchase contracts with 47 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,960 contracted acres, subject to federal marketing order limitations. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. The ability to harvest our own fruit, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk.

         In September 2000, we were unable to make certain payments due to the growers under the terms of the contracts and we notified the growers of our intention to also defer payments required under the contract for the 2000 calendar year crop. The contracted growers did, however, harvest and deliver their 2000 and 2001 calendar year crops to us and we made the rescheduled 2000 calendar year crop payments in full to the growers during the year ended August 31, 2001. We are, however, in default under the terms of the grower contracts. We intend to seek the necessary waivers from the growers for the default.

         In anticipation of the 2000 marketing order, we took acreage on several of our locations in Massachusetts and Wisconsin out of production. For the 2000 growing season, we had 561 acres that were temporarily out of production. This was done to reduce yields in order to comply with the federal volume restriction and to reduce costs.

         For the 2001 growing season, a new federal marketing order is in place to restrict our cranberry deliveries to approximately 65% of our historic average. In anticipation of this volume restriction, we placed 387 acres temporarily out of production during the 2001 growing season. Our fall 2001 harvest (i.e., fiscal 2002) has been completed on our owned and leased marshes. Production from 1,912 harvested acres totaled 381,000 barrels of cranberries. During the fall 2001 harvest, we also purchased approximately 191,600 barrels of cranberries from contract growers.

         While we have increased our planted acreage over time mainly through marsh acquisitions and our own internal planting program, we do not anticipate adding additional acreage in the foreseeable future. We have determined that it is no longer economically feasible to operate our Nantucket marshes, and have entered into negotiations to terminate the lease for those marshes following the 2001 harvest. In addition, for the same reason, our Hanson marsh will not be operated after the 2001 season and we will attempt to sell it during fiscal 2002.

         The quality and quantity of cranberries produced in any given year is dependent upon certain factors over which we have little or no control. For example, extremes in temperature, rainfall levels, storms and hail, or crop infestations can all adversely impact the production in any crop year. While we make efforts to reduce the potential adverse effects these factors may have on our internal crop, our cranberry production remains subject to these agricultural factors.

         We also purchase insurance coverage for most of our marshes which is subsidized by the federal government. These policies help insure against bad weather and other contingencies which may affect our crop. They generally insure us for at least 50% of the average crop yield over the past 10 years on each marsh.

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

         The Cranberry Marketing Committee of the United States Department of Agriculture has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2000 and fiscal 2001, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked volume regulations to restrict the industry-wide harvest of cranberries for the harvests occurring in the fall of 2000 and the fall of 2001. In 2000, the volume of cranberries that growers in the United States could harvest was limited to approximately 85% of a grower's given historical production. In 2001, the limit was lowered to 65% of historical production.

         In addition to the volume regulations and in response to requests from the grower community, the United States Congress approved a $50 million federally funded assistance program in October 2000. Under this plan, the federal government made direct cash subsidies totaling $20 million to growers, or approximately $4.00 per barrel for growers' 1999 crop. Of this, we received approximately $1.2 million of payments during fiscal 2001. In addition, $30 million was designated for use by the federal government to purchase cranberry products containing the equivalent of approximately one million barrels of cranberries from the industry on a "bid" basis. In addition, we were awarded contracts and provided concentrate to other contract awardees which generated net revenues of approximately $4.7 million during fiscal 2001 related to sales under the USDA cranberry product purchase programs. These purchases will be used in school lunch and other federal programs directed to the needy and disadvantaged.

    Environmental and Other Governmental Regulation

         It can be difficult under federal laws for cranberry growers and other developers to obtain permits to create new cranberry marshes in wetlands in the United States. To do so, such growers must generally observe a "no net loss" of wetlands policy. That is, they must show that the proposed development activity will not result in a loss of wetland acreage, or they must restore the functional value of acreage they propose to disturb. Given this strict requirement, as well as water quality legislation in Wisconsin and Massachusetts, we believe it is currently unlikely that we, or other cranberry growers or developers in the United States, will be able to secure permits for cranberry marsh development or expansion in wetland acreage. However, we and other growers or developers may renovate existing wetland acreage from time to time and replant older cranberry vine varieties with higher-yielding vine varieties. Also, certain developers have created upland cranberry marshes, which are marshes that are not on wetland acreage. We do not know whether upland marshes, if successful, will increase the available supply of cranberries in the future.

         Pursuant to permits previously received, in the past several years certain growers have planted, cultivated, and developed new cranberry-producing acreage in several states and abroad, particularly in Canada. Many of these previously planted acres have recently become productive or should become productive in the near future.

         We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin, one in Massachusetts and at our plant site in Cornelius, Oregon. We have removed the tanks, or in the case of the Cornelius plant, the tank had already been removed prior to our purchase of the property. Contamination from underground storage tanks also exists at our Bridgeton, New Jersey, facility, at which we ceased operations in fiscal 2001 and which is held for sale. We are currently working with the former owner of the facility, who is contractually obligated to indemnify us, to clean up the site. All of the sites have been reported to the appropriate state regulatory agencies. In addition, all clean-up activities are subject to state supervision. Based on information available as of August 31, 2001, we believe most of the costs of such activities will be covered by state reimbursement funds (except in the case of the Massachusetts property), or claims against the prior owners of the properties. We do not expect to incur material liabilities as a result of these activities. We intend to continue our efforts during fiscal 2002 to sell our Bridgeton, New Jersey property.

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

                                   Seasonality

         Before fiscal 1997, our business was very seasonal because we sold most of our crop to cranberry processors. Now that we have evolved from a cranberry grower to a consumer products company, the seasonality of our business has been reduced because we offer our products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter, as well as seasonal sales of fresh fruit.

                             Materials and Supplies

         We buy bottles, caps, flavorings, juice concentrates and packaging from independent third parties. We get most of the materials and supplies necessary for growing and cultivating cranberries, including water and sand, from our own marshes. We purchase and expect to continue purchasing most of our fertilizer and pesticides from our subsidiary, Wildhawk, Inc. We purchase the rest of the raw materials and supplies, including the materials used to package our fresh fruit, from various sources.

         If necessary, we believe we would be able to find other sources for raw materials and supplies without a material delay or adverse effect on our business.

                             Trademarks and Formulae

         We own the Northland, TreeSweet, and Awake trademarks, which are registered in the United States Patent and Trademark Office. We have also entered into a 99-year license agreement with Seneca which allows us to market and sell Seneca brand juice and concentrate. Although not registered, we do believe we have rights under common law to use of The 27% Solution. The Northland and Seneca trademarks are important in the sale of our branded cranberry juice and other fruit juice and fruit products.

         We use proprietary flavor formulations to make our cranberry blends. We protect the confidentiality of these formulations by requiring co-packers to enter into confidentiality agreements with us.

                                    Employees

         As of August 31, 2001, we had 403 full-time employees, as compared to 783 as of August 31, 2000. As of November 30, 2001, we had approximately 368 full-time employees. In addition to our full-time employees, we hired:

         o approximately six seasonal workers during the 2001 crop cultivation season;

         o approximately 224 seasonal workers to harvest our crop in 2001;

         o approximately 240 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids during 2001; and

         o approximately six seasonal employees to operate the Cornelius, Oregon fruit processing facility during fiscal 2001.

         As a result of our continuing efforts to reduce costs, either through attrition or permanent layoffs, our workforce was reduced by approximately 380 employees in fiscal 2001. The majority of this reduction, 210 employees, occurred during the first quarter of fiscal 2001 as a result of the Bridgeton, New Jersey, plant closing and other administrative downsizing. Our workforce was further reduced by 129 employees during the fourth quarter of fiscal 2001 when we sold our former bottling plant located in Mountain Home, North Carolina, to Clement Pappas NC, Inc.

         Our collective bargaining agreements with unions representing the former Minot employees in New Jersey have been terminated as a result of the plant closing. In December 1998, we entered into a collective bargaining agreement with a union representing the former Seneca employees in Jackson, Wisconsin. That agreement covers about 89 employees and expires on December 28, 2001. We have commenced negotiations relating to a new collective bargaining agreement with union representatives. We believe our current relationships with our employees, both union and non-union, are good.

Item 2.  Properties

         In Wisconsin Rapids, Wisconsin we own three office buildings, including our corporate headquarters, an office building near our processing plant and our West Grand office. As a result of overall reduction in personnel, our office on Industrial Street in Wisconsin Rapids was closed in January of 2001. Personnel from this location were consolidated into our West Grand office. The office building on Industrial Street has since been listed for lease and remains vacant.

         We own a 172,000 square foot receiving station, fresh fruit packaging and concentrate facility located on 40 acres in Wisconsin Rapids. This facility includes 62,400 square feet of freezer space, 45,000 square feet of cooler space, 8,500 square feet of dry warehouse and 55,100 square feet devoted to cranberry receiving and cleaning, fresh fruit packaging and concentrate production.

         We have leased approximately 90,000 first floor square footage of the warehouse building located at our Bridgeton, New Jersey, facility to Courier Systems, a warehouser and distributor whose main offices are located at Bayonne, New Jersey. The term of the lease is one year commencing September 15, 2001. Total available square footage of this facility is estimated at roughly 290,000. We are currently attempting to lease an additional 45,000 square feet under a comparable arrangement. We will continue to offer the remaining suitable space for lease. We will also continue efforts to sell the facility.

         In Dundee, New York, we own a bottling and packaging plant totaling 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer space and 21,000 square feet of cooler and bulk tank storage area.

         As indicated above, we sold our bottling and packaging facility in Mountain Home, North Carolina to Clement Pappas NC, Inc. in June 2001. We continue to manufacture some of our products at the facility pursuant to a contract manufacturing agreement with Clement Pappas.

         In Jackson, Wisconsin, we own a bottling facility totaling 136,000 square feet including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk storage area. During the last quarter of fiscal 2001, our lease with Seneca Foods Corporation of approximately 26,300 square feet of the facility was terminated.

         We own a 46,000 square foot pressing and juice concentrating facility and dry warehouse in Cornelius, Oregon.

         In Eau Claire, Michigan, we own a 79,000 square foot storage facility and distribution center. This facility is currently being held for sale.

         We also own a 49,000 square foot receiving station located on a seven-acre parcel of land adjacent to the Hanson Division bogs in Massachusetts. We intend to pursue the sale of this property during fiscal 2002.

         In addition to our facilities, we own 21 cranberry marshes and lease another three (see Note 13 of Notes to Consolidated Financial Statements for information about potential termination of certain of these leases). We have set forth in the following table information about each of our 24 cranberry marshes as of November 30, 2001. We own all of these marshes in fee simple (or we lease or operate them, as indicated below), subject to mortgages. All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager's residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs. The Hanson Division marsh is being held for sale and will not be operated following the 2001 harvest. We also intend to cease operations at the Nantucket marshes pursuant to an agreement with the Nantucket Conservation Foundation, Inc., from whom we lease the property, and are in negotiations to terminate the lease on or about December 31, 2001.

                                                                            November 30, 2001          Calendar Year
                                                                         Approximate   Approximate        Acquired
Marsh Division Name and Location                                        Marsh Acres   Planted Acres      or Leased

Associates Division (two marshes), Jackson County, Wisconsin.....         4,198            159           1983/1996

Meadow Valley Division, Jackson County, Wisconsin................         2,150             77              1984

Fifield Division, Price County, Wisconsin........................         2,460            196              1985

Three Lakes Division, Oneida County, Wisconsin...................         1,542             82              1985

Chittamo Division, Douglas and Washburn Counties, Wisconsin......           620             55              1985

Biron Division, Wood County, Wisconsin...........................           473            212              1987

Warrens Division, Monroe County, Wisconsin.......................           160             63              1987

Trego Division, Washburn County, Wisconsin.......................         1,715             96              1988

Gordon Division, Douglas County, Wisconsin.......................           880            149              1988

Mather Division, Juneau County, Wisconsin........................         2,500            148              1989

Nekoosa Division (two marshes), Wood County, Wisconsin...........           569             85              1989

Crawford Creek Division (two marshes), Jackson County,
  Wisconsin......................................................           304            135              1991

Hills Division, Jackson County, Wisconsin (1)....................           465             70              1991

Yellow River (two marshes), Juneau County, Wisconsin.............         1,714            252              1994

Dandy Creek, Monroe County, Wisconsin............................           350             55              1996

Manitowish Waters (two marshes), Vilas County, Wisconsin.........           345            182              1996
                                                                          -----          -----

   Total.........................................................        20,445          2,016
                                                                        =======          =====

Held for Sale or Lease to be Terminated - Marsh Division Name and
Location

Nantucket Division (two marshes), Nantucket County,
  Massachusetts (leased) (2).....................................           737            211              1990

Hanson Division, Plymouth County, Massachusetts..................         2,025            297              1993
                                                                        -------          -----

   Total.........................................................         2,762            508
                                                                        =======          =====


(1) We operate this marsh under a management agreement with the owner. The agreement, which expires on December 31, 2001, requires us to manage, operate and harvest the marsh. The agreement also requires us to purchase the harvest from the owner at a price equivalent to what we will pay our independent growers, with revenues and expenses to be shared as defined in the agreement.

(2) See Note 13 of Notes to Consolidated Financial Statements

Item 3.  Legal Proceedings.

         On March 8, 2000, we sold the net assets of our private label juice business to Cliffstar. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28 million which is to be collected over six years and which bears interest at a rate of 10% per annum (currently 12% per annum since it is in default), as well as approximately $6.8 million in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date.

         Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. We also entered into certain related agreements with Cliffstar, including among them a co-packing agreement pursuant to which Cliffstar contracted for specified quantities of Cliffstar juice products to be packed by us ("co-packing agreement").

         On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in our asset purchase agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000 and January 16, 2001. The lawsuit arises out of the sale of the net assets of our private label juice business to Cliffstar in the asset purchase agreement transaction that closed on March 8, 2000. We claim that (1) Cliffstar breached the asset purchase agreement by failing to make required payments under the asset purchase agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties; (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay us the required amounts due under it; (3) Cliffstar breached its fiduciary duty to us based on the same (or similar) conduct; (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct; and
(6) Cliffstar breached the asset purchase agreement's arbitration provision, which provides that any disagreements over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar will be submitted to arbitration for resolution. On April 10, 2001, the Court granted our Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory is currently in arbitration. We seek compensatory damages in an amount in excess of $5,000,000, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees.

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

         As of August 31, 2001, we had a note receivable from Cliffstar with an outstanding balance of $26.0 million and outstanding accounts receivable of approximately $5.4 million. The action remains in the discovery stages. It is our opinion, after consulting with outside legal counsel, that, (1) we have strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed us are valid and collectible; (2) we have strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and
(3) the note and accounts receivable due from Cliffstar as of August 31, 2001 are collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. We intend to vigorously defend the counterclaims and to pursue any claims we may have against Cliffstar, including any actions to collect the amounts outstanding.

         The outcome of the Cliffstar litigation cannot be predicted with certainty at this time. See Note 2 of Notes to Consolidated Financial Statements for further discussion of principal and interest payments made by Cliffstar during fiscal 2001 and 2000.

Item 4.  Submission of Matters to a Vote of Shareholders.

         We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 2001.

                               Executive Officers

         As of November 30, 2001, each of our executive officers is identified below together with information about each officer's age, current position with us and employment history for at least the past five years:

Name                       Age      Current Position
John Swendrowski           53       Chairman of the Board, Chief Executive
                                    Officer and Treasurer
Ricke A. Kress             50       President and Chief Operating Officer
Richard P. Teske           57       Vice President and Chief Financial Officer
Kenneth A. Iwinski         39       Vice President - Legal and  Secretary
William J. Haddow, Sr.     53       Vice President - Purchasing and
                                    Logistics
Steven E. Klus             55       Vice President - Manufacturing
John B. Stauner            40       Vice President - Agricultural Operations
Robert M. Wilson           45       Vice President - Industrial/Ingredients
Nigel J. Cooper            44       Corporate Controller

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

         Ricke Kress was appointed President and Chief Operating Officer in July 2001. Previously he served as our Executive Vice President since October 2000; Non Branded Group President since October

1999; and Non Branded Sales President since November 1998. Prior to that time, he held several positions with Seneca Foods Corporation, including serving as its Senior Vice President - Technical Services since June 1997, President-Juice Division since October 1995 and Senior Vice President-Operations since June 1994.

         Richard P. Teske was appointed Vice President and Chief Financial Officer in January 2001. Previously he served as Financial Assistant to the Chief Executive Officer since June 2000. Prior to joining the Company, he served as Partner with Arthur Andersen LLP from August 1978 until December 1992 and various other positions beginning in 1967. Mr. Teske has also owned Teske Rayala Cranberry Company, a Northland contract cranberry grower, since 1993.

         Ken Iwinski was appointed Vice President-Legal in January 2001 and Secretary in October 2001. He joined the Company in November 1998 as Assistant Corporate Counsel/Assistant Secretary. Prior to joining the Company, he practiced law with the business law firm of Meissner Tierney Fisher & Nichols, S.C., in Milwaukee, Wisconsin since May 1992.

         Bill Haddow was named Vice President - Purchasing and Logistics in September 1998. Before that, he served as Vice President-Purchasing, Transportation and Budget since October 1996; Vice President-Purchasing and Transportation from May 1993; and Assistant Vice President-Purchasing from 1989.

         Steve Klus was appointed Vice President-Manufacturing in January 2001 as the Company underwent an internal organizational restructuring. Previously he served as our Manufacturing Division President since September 1998. He joined us in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Before that, he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990.

         John Stauner was appointed Vice President - Agricultural Operations in January 2001 as the Company underwent an internal organizational restructuring. Previously he served as our Agricultural Operations Division President since September 1998; Vice President-Agricultural Operations since October 1996; Vice President-Operations from May 1995; and Assistant Vice President of Operations since we were formed in 1987.

         Robert M. Wilson was appointed Vice President-Industrial/Ingredients, which includes international and fresh fruit sales, in January 2001 as the Company underwent an internal organizational restructuring. He joined us as our Industrial-Ingredients Division President in April 1999 when we purchased Potomac Foods of Virginia, Inc., a broker of fruit juices and other fruit products. Before that, he was the President and owner of Potomac Foods of Virginia, Inc., since 1986.

         Nigel Cooper was appointed Corporate Controller in October 2000. Before that he was a financial and accounting consultant with Resources Connection from 1999. Prior to that he held controller positions with InterAct Security, Riverplace Inc., Separation Technology and W. Security Systems, Inc. He spent four years with Price Waterhouse in the U.K. and is a Chartered Accountant.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.

                    Sale Price Range of Class A Common Stock (1)
-------------------------------------------------------------------------------------------------
              First Quarter        Second Quarter        Third Quarter       Fourth Quarter
-------------------------------------------------------------------------------------------------
                          Fiscal Year Ended August 31, 2001
High            $    7.00            $    7.00             $     5.25          $    7.41

Low             $    1.75            $    1.00             $     1.95          $    3.00

                        Fiscal Year Ended August 31, 2000

High            $   29.00            $   29.76             $    27.00          $   17.76

Low             $   20.00            $   20.00             $    13.76          $    5.64

(1) All information in this table has been restated to give effect to the one-for-four reverse stock split of our Class A Common Stock effected as of the close of business on November 5, 2001. The range of sale prices listed for each quarter includes intra-day trading prices as reported on The Nasdaq Stock
Market. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

         On November 30, 2001, there were approximately 1,130 shareholders of record for the shares of our Class A Common Stock.

         During fiscal 2001, shares of our Class A Common Stock traded on The Nasdaq Stock Market under the symbol "CBRYA." On November 5, 2001 (which was subsequent to the end of fiscal 2001), in contemplation of completing the Restructuring, we effected a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). All share information in the table above has been restated to give effect to the reverse stock split. Additionally, in furtherance of the Restructuring, we voluntarily delisted our Class A Common Stock from trading on The Nasdaq Stock Market and obtained quotation of our Class A Common Stock on the Over-The-Counter Bulletin Board under a new symbol ("NRCNA") effective on the opening of trading on November 6, 2001. During fiscal 2001, we had two shareholders of record for the shares of our Class B Common Stock. No public market existed for the shares of our Class B Common Stock during fiscal 2001. On November 5, 2001, the record holders of the shares of Class B Common Stock voluntarily converted their shares, pursuant to the terms of our Articles of Incorporation, into shares of Class A Common Stock on a one-for-one basis. As a result, as of November 30, 2001, there were no shares of Class B Common Stock issued and outstanding.

         See Item 6 for information on cash dividends paid on our common stock. Subsequent to the dividend payment in the third quarter of fiscal 2000, we indefinitely suspended further dividend payments on our common stock. On November 30, 2001, the last sale price of shares of our Class A Common Stock was $0.69 per share.

         On November 6, 2001, in connection with the Restructuring, we issued
(i) 37,122,695 Class A shares, (ii) 1,668,885 Series A Preferred shares, and
(iii) 100 shares of our Series B Preferred Stock to Sun Northland. Each Series A Preferred share will be automatically converted into 25 Class A shares (subject to adjustment upon the happening of certain dilutive events) immediately upon the effectiveness of an amendment to our Articles of Incorporation that has the effect of increasing the number of authorized Class A shares to a number sufficient to provide for the issuance of Class A shares upon conversion of all of the Series A Preferred shares at the conversion rate then in effect. Each issued and outstanding Series A Preferred share is entitled to the number of votes equal to the number of Class A shares into which such Series A Preferred share is then convertible. The conversion rate is subject to adjustment under certain circumstances. The consideration for the issuance of such shares consisted of $7.0 million cash and the assignment by Sun Northland to us of Assignment, Assumption and Release Agreements with members of our then-current bank group that gave us the right to acquire our then-existing indebtedness contained in those agreements in exchange for a total of approximately $38.4 million in cash and the issuance by us of approximately $25.7 million in the form of promissory notes and 7,618,987 Class A shares to certain bank group members who decided to continue as our lenders after the Restructuring. We issued these shares to Sun Northland in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. See Notes 9 and 14 of Notes to Consolidated Financial Statements.

         On November 6, 2001, in connection with the Restructuring and as mentioned above, we issued (i) 7,618,987 Class A shares to certain bank group members who decided to continue as our lenders after the Restructuring (including U.S. Bank, National Association, ARK CLO 2001-1 Limited, and St. Francis Bank, F.S.B.), and (ii) warrants to purchase an aggregate of 5,086,106 Class A shares, at an exercise price of $.01 per share, to Foothill Capital Corporation and Ableco Finance LLC, members of our new secured lending group. In consideration of the issuance of these Class A shares, as well as approximately $12.4 million in cash and a promissory note in the principal amount of approximately $25.7 million, U.S. Bank, National Association, ARK CLO 2001-1 Limited, and St. Francis Bank, F.S.B. essentially agreed to forgive approximately $28.2 million (for financial reporting purposes) of our then-outstanding indebtedness (or approximately $36.3 million of the aggregate principal and interest due such banks as of the date of the Restructuring). In consideration of the issuance of the warrants, Foothill Capital Corporation and Ableco Finance LLC agreed to enter into a revolving credit facility with us in the principal amount of $30 million and to provide us an additional $20 million in financing through two separate term notes, each in the principal amount of $10 million. The warrants are immediately exercisable. We issued these shares and warrants in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. See Notes 9 and 14 of Notes to Consolidated Financial Statements.

         The 100 shares of our Series B Preferred Stock that we sold to Sun Northland in the Restructuring were subsequently transferred by Sun Northland for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

         Our Amended and Restated Credit Agreement with U.S. Bank National Association, as Agent, and our Loan and Security Agreement with Foothill Capital Corporation, as the Arranger and Administrative Agent, prohibit us from making any distributions on or redemptions of our capital stock, except that under certain circumstances, we may redeem employee-owned stock upon the employee's termination or death.

Item 6.  Selected Financial Data.

                                                                    (In thousands, except per share data)
                                               ---------------------------------------------------------------------------------
                                                                            Year Ended August 31
                                               --------------- --------------- ---------------- --------------- ----------------
Statement of Operations Data:(1)                    2001            2000            1999             1998            1997
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------

Net revenues (3)                                $   125,826     $   207,020     $   201,285      $    95,109     $    40,976
Cost of sales (4)                                   115,496         253,397         152,481           62,475          23,171
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------
Gross profit (loss)                                  10,330         (46,377)         48,804           32,634          17,805
Costs and expenses:
Selling, general and administrative
 expenses (3)                                       (25,522)        (53,654)        (30,974)         (21,022)         (9,569)
Writedowns of long-lived assets and assets
  held for sale                                     (80,125)         (6,000)
Gain (loss) on disposals of businesses and
  property and equipment                              2,118           2,229             (67)             (11)              5
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------
(Loss) income from operations                       (93,199)       (103,802)         17,763           11,601           8,241
Interest expense                                    (18,936)        (14,556)         (8,565)          (6,826)         (4,493)
Interest income                                       2,730           1,387
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------
(Loss) income before income taxes                  (109,405)       (116,971)          9,198            4,775           3,748
Income taxes benefit (expense)                       34,892          12,000          (3,618)          (1,920)         (1,516)
Net (loss) income                               $   (74,513)    $  (104,971)    $     5,580      $     2,855     $     2,232
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------
Weighted average shares                               5,085           5,083           5,052            3,817           3,577
  outstanding - diluted (2)
Per share data:(2)
     Net income (loss) - diluted                $   (14.65)     $   (20.65)     $     1.10       $     0.75      $     0.62
     Cash dividends:
       Class A common                                           $     0.48      $     0.64       $     0.64      $     0.64
       Class B common                                           $     0.436     $     0.582      $     0.582     $     0.582
---------------------------------------------- --------------- --------------- ---------------- --------------- ----------------

                                                                                August 31
                                             ---------------------------------------------------------------------------------
Balance Sheet Data:(1)                            2001            2000            1999             1998            1997
-------------------------------------------- --------------- --------------- ---------------- --------------- ----------------
Current Assets                                $    84,538     $    85,457     $   141,484      $    71,298     $    39,691
Current Liabilities                                52,893         226,948          30,916           21,811          11,545
Total Assets                                      180,416         284,235         354,921          250,872         180,932
Long-term debt                                     64,589           3,927         147,797           64,276          83,131
Obligations Subsequently Forgiven or
  Exchanged for Common Stock                       84,087
                                                                                                   153,870
Shareholders' equity (deficiency in assets)  (21,154)              53,359         160,553                           76,811
-------------------------------------------- --------------- --------------- ---------------- --------------- ----------------

(1) See Notes 2, 3 and 4 to Notes to Consolidated Financial Statements for a discussion of significant acquisitions and dispositions affecting the comparability of information reflected herein. In addition, on July 1, 1998, we acquired certain net assets of Minot Food Packers, Inc. for
$35.2 million and the issuance of 34,247 Class A shares.

(2) All share and per share data have been restated to give effect to our November 5, 2001 one-for-four reverse stock split. Effective following the third quarter dividend payment in fiscal
2000, we indefinitely suspended dividend payments on our common stock.

(3) Amounts previously reported have been reclassified to conform with the new accounting standards adopted in the fourth quarter with respect to accounting for the cost of sales incentives provided to retailers (which we refer to as trade spending and slotting) and consumer coupons as described in
Note 1 to Notes to Consolidated Financial Statements. The costs of such items, which were previously reported as selling, general and administrative expenses, have been reclassified and reported as reductions in net revenues.

(4) See Note 5 to Notes to Consolidated Financial Statements for a discussion of the $17.6 million and $57.4 million inventory lower of cost or market adjustments during the years ended August 31,
2001 and 2000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         During fiscal 2001, we continued to experience substantial difficulty generating sufficient cash flow to meet our obligations on a timely basis. We failed to make certain scheduled monthly interest payments under our revolving credit facility, and were not in compliance with several provisions of our former revolving credit agreement and other long-term debt agreements as of the end of the fiscal year. We were often delinquent on various payments to third party trade creditors and others. The industry-wide cranberry oversupply continued to negatively affect cranberry prices. Continued heavy price and promotional discounting by Ocean Spray and other regional branded competitors throughout fiscal 2001, combined with our inability to fund a meaningful marketing campaign, resulted in lost distribution and decreased market share of our products in various markets. We had reached the maximum in our line of credit and were not able to obtain any additional financing. As a result of these and other factors, we incurred a large net loss for fiscal 2001. Some of these other factors included:

o An oversupply of cranberries resulting from three consecutive nationwide bumper crops culminating with the 1999 harvest, followed by what we believe was an inadequate volume regulation under the USDA cranberry marketing order for the 2000 crop year, resulted in continued large levels of excess cranberry inventories held by us and other industry participants. As a result, the per barrel price for cranberries continued to decline through the first quarter of fiscal 2001 and, while the per barrel price has subsequently increased, it has not recovered to the extent we anticipated. As a result of these factors, our cost to grow the fall 2001 crop and the cost of on-hand inventories, including costs to be incurred, were in excess of market value, and we determined that it was necessary to write down the carrying value of our cranberry inventory by approximately $17.6 million in the fourth quarter of fiscal 2001. See "--Fiscal 2001 compared to Fiscal 2000-Cost of Sales."

o We sold our private label sauce business and a related manufacturing facility to Clement Pappas in June 2001 in a cash transaction. Our private label sauce business and co-packing sold from the facility generated net revenues of approximately $7.8 million, $14.1 million and $9.0 million in fiscal 2001, 2000 and 1999, respectively. See "--Fiscal 2001 Compared to 2000-Revenues."

o In the fourth quarter of fiscal 2001, as a result of the deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of what we believe was another inadequate volume regulation under a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by us and other industry participants, forecasted future cranberry market prices for the next several years, as well as continued reductions in our anticipated cranberry and cranberry concentrate usage requirements related to our recent decline in revenues and market share, we decided to restructure our operations and identify various long-lived assets to be disposed of, and we concluded that the estimated future cash flows of our long-lived assets were below the carrying value of such assets. Accordingly, during the quarter, we recorded an impairment charge of approximately $80.1 million related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See "-- Fiscal 2001 Compared to 2000--Writedown of Long-Lived Assets Held for Sale."

         Although we were successful in retaining distribution in many markets, the lack of sufficient working capital limited our ability to promote our products. We reached the point where we felt it was imperative to reach an agreement with our then-current bank group and to refinance our bank debt, or else we believed we were faced with liquidating or reorganizing the company in a bankruptcy proceeding in which our creditors would have likely received substantially less value than we felt they could receive in a restructuring transaction and our shareholders would have likely been left holding shares with no value.

         On November 6, 2001, we consummated the Restructuring. Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 Class A shares to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into the Purchase Agreement with us, pursuant to which Sun Northland assigned its rights to those Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 Class A shares, (ii) 1,668,885 Series A Preferred shares (each of which will convert automatically into 25 Class A shares upon adoption of an amendment to our articles of incorporation increasing our authorized Class A shares, and each of which currently has 25 votes), and (iii) 100 shares of our newly created Series B Preferred Stock. which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer. Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.5 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 Class A shares to Foothill Capital Corporation and Ableco Finance LLC, which warrants are immediately exercisable and have an exercise price of $.01 per share.

         As a result of the Restructuring, Sun Northland controls approximately 94.4% of our total voting power through (i) the Class A shares and Series A Preferred shares we issued to Sun Northland, and (ii) the additional 7,618,987 Class A shares over which Sun Northland exercises voting control pursuant to a Stockholders' Agreement that we entered into with Sun Northland and other shareholders in connection with the Restructuring. Assuming conversion of the Series A Preferred shares and full vesting over time of the options to acquire Class A shares that we issued to key employees in the Restructuring, Sun Northland owns approximately 77.5% of our fully-diluted Class A shares.

         We believe that the Restructuring will provide us with sufficient working capital and new borrowing capacity to once again aggressively market and support the sale of our Northland and Seneca brand juice products in fiscal 2002.

         Additionally, we adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," effective in the fourth quarter of fiscal 2001. Under these new accounting standards, the cost of sales incentives provided to retailers (which we refer to as "trade spending and slotting") and consumer coupons are reported as a reduction in net revenues. We previously reported these costs as selling, general and administrative expenses. We reclassified prior year consolidated financial statements to conform to the new requirements, and as a result, approximately $59.2 million and $35.6 million of amounts previously reported as selling, general and administrative expenses during the years ended August 31, 2000 and 1999, respectively, have been reclassified and reported as a reduction of net revenues.

         With our new debt and equity capital structure following the Restructuring, we feel we are in a position to build on the operational improvements we put in place in fiscal 2001. Our focus for fiscal 2002 is on improving our cash position and results of operations through a balanced marketing approach with an emphasis on profitable growth.

Fiscal 2001 Compared to Fiscal 2000

         Net Revenues. Our total net revenues decreased 39.2% to $125.8 million in fiscal 2001 from $207.0 million in fiscal 2000. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products, which we believe resulted primarily from our change in promotional and pricing strategies and reduced marketing spending; (ii) reduced co-packing revenue from a major customer that during the first quarter of fiscal 2001 switched from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement; (iii) the sale of our private label juice business in March 2000; and (iv) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales. Trade spending, slotting and consumer coupons, which is reported as a reduction of net revenues instead of as a selling, general and administrative expense (see "--General," above), was down 72.0% to $16.6 million in fiscal 2001 from $59.2 million in fiscal 2000.

         Industry data indicated that, for the 12-week period ended September 9, 2001, our Northland brand 100% juice products achieved a 6.0% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 10.9% market share for the 12-week period ended September 10, 2000. Market share of our Seneca brand cranberry juice product line for the same period decreased from approximately 2.7% to approximately 0.4%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of approximately 6.4% for the 12-week period ended September 9, 2001, down from approximately 13.6% for the 12-week period ended September 10, 2000. We anticipate our sales and market share in the first quarter of fiscal 2002 will continue to reflect decreases from the prior year. However, with the equity capital we received in the Restructuring, we plan to increase advertising spending in the remaining quarters of fiscal 2002, and we anticipate our new spending levels will help to reverse the declining sales and market share trends for our Northland and Seneca brands in fiscal 2002.

         Cost of Sales. Our cost of sales for fiscal 2001 was $115.5 million compared to $253.4 million in fiscal 2000, resulting in gross margins of 8.2% and (22.4)%, respectively. The decrease in cost of sales resulted primarily from reduced sales of Northland and Seneca branded products, the elimination of costs associated with production of private label juice products and reduced costs for reduced sauce and co-packing revenues. Additionally, the decrease resulted from the change during the first quarter of fiscal 2001 in our arrangement with a significant co-packing customer from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement. The improved margins in fiscal 2001 were also favorably impacted by improved manufacturing efficiencies and cost controls.

         We continue to participate in a highly competitive industry characterized by aggressive pricing policies, changing demand patterns and downward pressures on gross margins resulting from an excess supply of raw cranberries and cranberry concentrate, which has resulted in prices paid to growers which are generally less than production costs. Because our cost to grow the fall 2001 crop and the cost of on-hand inventories, including costs to be incurred, was in excess of market value, we wrote down the carrying value of our cranberry inventory by approximately $17.6 million in the fourth quarter of fiscal 2001, and by approximately $57.4 million in fiscal 2000. These charges were also based on management's best estimates of future product sale prices and consumer demand patterns. In fiscal 2000, we also recognized a restructuring charge of $1.9 million related to costs associated with closing our Bridgeton, New Jersey plant and associated employee termination related costs. Our gross profit without taking into account the effects of these items would have been $27.9 million and $12.9 million in fiscal 2001 and fiscal 2000, respectively, which would have resulted in gross margins of 22.2% in fiscal 2001 and 6.2% in fiscal 2000.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $25.5 million, or 20.3% of net revenues, in fiscal 2001, compared to $53.7 million, or 25.9% of net revenues, in fiscal 2000. The $28.2 million reduction in our selling, general and administrative expenses in fiscal 2001 was primarily due to (i) a general lack of available cash to fund a meaningful advertising campaign, which resulted in significant reductions in advertising and other marketing and sales promotion expenses compared to fiscal 2000 (in which we incurred greater marketing and promotional expenses to support the Seneca brand and the launch of a new Seneca line of cranberry juice products, as well as undertook an aggressive marketing campaign to support development and growth of our Northland brand products); (ii) significant revisions to our trade promotional practices to reflect our new focus away from growing sales and market share and toward more profitable operations; (iii) a reduction in personnel costs resulting from our restructuring efforts; and (iv) a reduction in personnel costs and selling commissions resulting from our alliance with Crossmark. The decrease in our selling, general and administrative expenses was partially offset by increases in outside professional fees incurred in connection with developing a "turnaround" plan for our operations, negotiating the terms of our credit facilities with our lenders, related covenant defaults and forbearance agreements, and continuing efforts to seek additional or alternative debt and equity financing.

         We expect that selling, general and administrative expenses will increase in fiscal 2002 primarily as a result of increased advertising as well as fees for financial advisory services under our new management services agreement with an affiliate of Sun Northland, partially offset by further planned reductions in expenses related to our continuing internal restructuring efforts.

         Writedown of Long-Lived Assets and Assets Held for Sale. We periodically evaluate the carrying value of property and equipment and intangible assets in accordance with SFAS No. 121. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying values may not be recoverable. In the fourth quarter of fiscal 2001, for the reasons discussed above under "--General," we restructured our operations and identified certain long-lived assets to be held for sale. We also concluded that the estimated future cash flows of our long-lived assets were below the carrying value of such assets. Accordingly, during the fourth quarter of fiscal 2001 and in accordance with SFAS No. 121, we recorded an impairment charge of approximately $80.1 million related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets. During the year ended August 31, 2000, we recorded an impairment writedown of $6.0 million related to a closed facility that is held for sale (see Notes 6 and 7 of Notes to Consolidated Financial Statements).

         Gain (Loss) on Disposal of Property and Equipment. In fiscal 2001, we recognized a $2.1 million gain associated with the sale of the net assets of our private label sauce business and a manufacturing facility in Mountain Home, North Carolina, as well as certain property and equipment. In fiscal 2000, we recorded a $2.2 million gain associated with the sale of the net assets of our private label juice business and certain property and equipment.

         Interest Expense. Our interest expense was $18.9 million for fiscal 2001, compared to $14.6 million in fiscal 2000. The increase in our interest expense was due to increased debt levels between periods and higher interest rates during 2001 due in part to revised terms of our revolving credit facility as a result of our defaults thereunder. The weighted average interest rate on our borrowings for fiscal 2001 was approximately 10.6%. See "Financial Condition" below. We expect that, as a result of significant debt forgiveness in the Restructuring as well as the generally more favorable terms of our new secured debt arrangements, interest expense will decline in fiscal 2002.

         Interest Income. Our interest income was $2.7 million in fiscal 2001 and $1.4 million in fiscal 2000. Interest income was recognized primarily as a result of an unsecured, subordinated promissory note we received in connection with the sale of our private label juice business in March 2000.

         Income Tax Benefit (Expense). In 2001 we recognized income tax benefits of $34.9 million. Of this amount, $2.1 million resulted from certain refunds received in 2001 related to farm loss carrybacks. The balance resulted from the recognition of a tax benefit of $32.8 million for certain net operating loss carryforwards expected to be utilized for financial reporting purposes during the first quarter of fiscal 2002 related to forgiveness of certain indebtedness (see Notes 9 and 14 of Notes to Consolidated Financial

Statements). In fiscal 2000, we recorded a tax benefit of $12.0 million. Future deferred income tax benefits of approximately $38.4 million have not been recognized at August 31, 2001 because of concerns with respect to realization of those benefits. The "change of ownership" provisions of the Tax Reform Act of 1986 will significantly restrict the utilization of all net operating loss and tax credit carryforwards that remain after the debt and equity restructuring. See Note 11 of Notes to Consolidated Financial Statements.

Fiscal 2000 Compared to Fiscal 1999

         Net Revenues. Our total net revenues for fiscal 2000 increased 2.8% to $207.0 million from $201.3 million during fiscal 1999. The private label juice business, which we sold to Cliffstar, had revenues of approximately $23.6 million and $40.3 million for the years ended August 31, 2000 and 1999, respectively. The increased revenues for fiscal 2000 were primarily due to the effects of a full year of sales of our Seneca branded products, which we acquired on December 30, 1998, as well as increases over the prior year period in our co-packing sales and sales to the foodservice channels, all offset by the loss of revenue related to the private label juice business that we sold.

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

         During fiscal 2000, sales of concentrate and bulk frozen fruit decreased primarily due to continued intense price competition resulting from the recent industry-wide record cranberry harvests. Co-packing sales increased in fiscal 2000 primarily as a result of increasing volume with established customers. Trade spending, slotting and consumer coupons, which are deducted from net revenues, increased from $35.6 million in 1999 to $59.2 million in 2000.

         Cost of Sales. Our cost of sales for fiscal 2000 was $253.4 million compared to $152.5 million in fiscal 1999, with gross margins of (22.4)% and 24.2%, respectively. The increase was primarily the result of a pre-tax lower of cost or market inventory adjustment of $57.4 million and a $1.9 million pre-tax restructuring charge, consisting primarily of plant closing and employee termination related costs at our Bridgeton, New Jersey manufacturing facility. The closing was intended to improve profitability by eliminating overcapacity and streamlining production operations. Cost of sales without taking into account the effects of these items would have been $194.1 million for the year ended August 31, 2000, which would have resulted in a gross margin of 6.2%. In addition to these charges, cost of sales increased primarily as a result of (i) charges for inventory obsolescence as a result of the introduction of new products including our 27% Solution; (ii) expenses associated with the operation of marshes on which management decided, as a result of the federal marketing order, not to grow cranberries in fiscal 2000; (iii) the inclusion of a full year of sales of Seneca brand products; and (iv) changing product mix, including increased lower margin co-packing sales. The decrease in our gross margin for fiscal 2000 was primarily due to the lower of cost or market inventory adjustment, the restructuring charge and industry pricing pressure.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $53.7 million, or 25.9%, of net revenues for fiscal 2000, compared to $31.0 million, or 15.4% of net revenues, during the prior fiscal year. The increase in our selling, general and administrative expenses was attributable primarily to (i) continued aggressive promotional and marketing strategies intended to support the development and growth of our Northland brand 100% juice products and our Seneca brand products in an increasingly competitive marketplace; (ii) costs associated with problems encountered in the conversion of our internal information systems; (iii) expenses associated with the process of exploring strategic alternatives and preparing a turnaround plan for our operations; and (iv) expenses associated with the national introduction of our new easy grip bottle. Fiscal 2000 advertising expenses in support of our branded products totaled $14.1 million compared to $10.6 million in fiscal 1999. In addition, in the fourth quarter of fiscal 2000, we also took a $0.4 million restructuring charge related to employee termination benefits in connection with the restructuring of our sales organization as a result of our agreement with Crossmark.

         Gain (Loss) on Disposals of Business and Property and Equipment. In fiscal 2000, we recognized a $2.2 million gain associated with the sale of the net assets of our private label juice business and certain property and equipment.

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

         Interest Income. In fiscal 2000, we recognized $1.4 million in interest income associated with a $28 million unsecured, subordinated promissory note we received in connection with the sale of our private label juice business.

         Income Tax Benefit (Expense). Due to our net loss, we realized a $12 million income tax benefit in fiscal 2000. We also provided for a valuation allowance of $30.8 million for deferred income tax assets, as it was more likely that not that such assets would not be realized. In fiscal 1999, we recorded income tax expense of $3.6 million.

Financial Condition

         Fiscal 2001. In fiscal 2001 (prior to the Restructuring), net cash provided by operating activities was $4.7 million, compared to net cash used in operating activities in fiscal 2000 of $30.9. The $74.5 million net loss for 2001 included non-cash charges of (i) $80.1 million for writedowns of long-lived assets; (ii) $17.6 million of inventory lower of cost or market adjustments; and
(iii) $9.7 million in depreciation and amortization. Receivables, prepaid expenses and other current assets decreased $10.3 million from August 31, 2000 as a result of declining revenue levels, which provided us additional cash to pay down accounts payable and accrued liabilities. Inventory decreased $5.6 million, net of the $17.6 million non-cash lower of cost or market adjustment, due primarily to reduced raw materials and finished goods inventories caused by fewer distribution centers and improved inventory management. Working capital increased $173.1 million to $31.6 million at August 31, 2001 from a deficiency of $(141.5) million at August 31, 2000. This improvement was due primarily to the classification at fiscal year end of amounts outstanding under our debt arrangements as long-term in accordance with our new financing arrangements secured on November 6, 2001 and certain obligations which were subsequently forgiven or exchanged for common stock. In addition, we recognized a $32.8 million current deferred income tax asset that is expected to be realized during the first quarter of fiscal 2002. Our current ratio exclusive of the current deferred income tax asset increased to 1.0 to 1.0 at August 31, 2001 from 0.4 to
1.0 at August 31, 2000.

         At August 31, 2000 and throughout fiscal year 2001, we were in default under our loan agreements, had no borrowing capacity under our revolving credit facility, operated under forbearance agreements with our major secured lenders and generally experienced an extremely difficult cash flow situation. Additionally, we are currently in default under the terms of our grower contracts (see Note 13 of notes to Consolidated Financial Statements). In September 2000, we were unable to make certain payments due to the growers under the terms of the contracts and we notified the growers of our intention to defer payments required under the contracts for the 2000 calendar year crop. The contracted growers did, however, harvest and deliver their 2000 and 2001 calendar year crops to us and we made all the rescheduled payments required by the contracts through August 31, 2001. We are in process of pursuing amended payment terms under the contracts and are seeking waivers from the growers.

         Net cash provided by investing activities was $14.8 million in fiscal 2001 compared to $4.0 million in fiscal 2000. Collections on the note receivable from Cliffstar were $1.8 million in fiscal 2001 versus $0.3 million in fiscal 2000. Property and equipment purchases decreased from $5.4 million in fiscal 2000 to $0.4 million in fiscal 2001. Proceeds from disposals of businesses, property and equipment and assets held for sale was $13.4 million in fiscal 2001 compared to $8.7 million in fiscal 2000, and consisted primarily of the sale of the private label sauce business and Mountain Home, North Carolina manufacturing facility in fiscal 2001, and the sale of our private label juice business in fiscal 2000.

         Our net cash used in financing activities was $18.2 million in fiscal 2001 compared to net cash provided by financing activities of $26.3 million in fiscal 2000. We repaid $15.7 million of principal on our revolving credit facility in 2001, primarily from proceeds from disposals of the private label sauce business and related property and equipment. In fiscal 2000, we borrowed an additional $31.0 million on this bank revolving credit facility which brought us up to the maximum available credit limit. In fiscal 2000 we paid dividends on our common stock of $2.4 million; however, we suspended dividend payments on our common stock indefinitely following the third quarter dividend payment in fiscal 2000.

         Subsequent to the Restructuring. As part of the Restructuring, we entered into an Amended and Restated Credit Agreement with certain members of our former bank group which evidences, among other things, our obligation to repay the revised term loan of approximately $25.7 million that we issued to those creditors in the Restructuring. Payments on the revised term loan are due monthly based on the prime interest rate, as defined, plus 1% (6% as of November 6, 2001) applied against the outstanding stated principal balance, with an additional $1.7 million payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing to through October 1, 2006, with a final payment of approximately $19.3 million due on November 1, 2006. The revised term loan is collateralized by specific assets, and we are required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The future cash payments required under the Restructured Bank Note are to be applied against the adjusted carrying value of the Restructured Note, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as we make the scheduled payments in accordance with the Restructured Bank Note and there are no changes to the interest rate.

         Additionally, we entered into a Loan and Security Agreement on November 6, 2001 with Foothill Capital Corporation and Ableco Finance LLC. Under this loan agreement, Foothill and Ableco provided us with two term loans, each in the principal amount of $10 million, and a new $30 million revolving credit facility. The term loans and the credit facility mature and/or expire on November 6, 2006, and interest accrues on the outstanding principal balance thereunder at the greater of 7.0% or the prime rate, as defined, plus 1%. Quarterly principal payments of $625,000, plus additional principal payments equal to (i) the quarterly principal payments received on Cliffstar's promissory note in excess of $625,000 and (ii) all earnout payments received under the asset purchase agreement between us and Cliffstar, are due on the first term loan. Monthly principal payments of $166,667 are due on the second term loan. The debt is collateralized by specific assets.

         In addition to the Restructuring, we also restructured and modified the terms of approximately $20.7 million in outstanding borrowings under two term loans with an insurance company, consolidating those two term loans into one new note with a stated principal amount of approximately $19.1 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year. The note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11.6 million due November 1, 2007. The effective interest rate to be recognized for financial reporting purposes will approximate 4.5%. The note is collateralized by specific assets.

         We also renegotiated the terms of our unsecured debt arrangements with certain of our larger unsecured creditors, resulting in the cancellation of approximately $3.5 million of additional indebtedness previously owing to those creditors that will be recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, in the first quarter of fiscal 2002.

         We also issued fee notes to Foothill and Ableco in the aggregate principal amount of $5 million, which are payable in full on November 6, 2006. The fee notes will be discounted for financial reporting purposes and charged to operations as additional interest expense over the terms of the related debt.

         As also required by the Purchase Agreement, we entered into a Management Services Agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Northland, pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to us in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $400,000 or 6% of our EBITDA (as defined therein), provided that the fee may not exceed $1 million a year unless approved by a majority of our directors who are not affiliates of Sun Capital Partners Management, LLC. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of our voting power.

         We anticipate that we will recognize an extraordinary gain on the forgiveness of indebtedness of approximately $83.5 million during the first quarter of fiscal 2002, net of our best estimate of the amount of legal fees and other direct costs incurred and the estimated fair value of the Class A shares issued to the banks in the Restructuring. For financial reporting purposes, the $83.5 million anticipated gain on the forgiveness of indebtedness will be reported net of income taxes, which are estimated to approximate $32.8 million, resulting in a net extraordinary gain of approximately $50.7 million. Such estimated amounts are expected to be known and finalized by the date we report our consolidated operating results for the first quarter of fiscal 2002.

         The extraordinary gain, combined with the additional equity contributed by Sun Capital, the common stock issued to the participating banks and the warrants issued to Foothill and Abelco is estimated to provide us with approximately $57.4 million of additional stockholders' equity which was received during the first quarter of our fiscal 2002.

         As of November 30, 2001, we had outstanding borrowings of $9.9 million under our $30 million revolving credit facility with Foothill and Ableco. We believe that we will be able to fund our ongoing operational needs for the remainder of fiscal 2002, and the foreseeable future through (i) cash generated from operations; (ii) financing available under our revolving credit facility with Foothill and Ableco; (iii) intended actions to reduce our near-term working capital requirements; and (iv) additional measures to reduce costs and improve cash flow from operations.

         As of November 30, 2001, we were in compliance with all of our new debt arrangements.

         Pro-Forma Financial Position. We have set forth below an unaudited, pro-forma condensed consolidated balance sheet which reflects our pro-forma financial position on August 31, 2001 as if the Restructuring occurred on that date. The information in the table does not represent historical data and is not presented in conformity with accounting principles generally accepted in the United States of America. Rather, it is intended solely to provide a brief summary of what our financial position would have been on August 31, 2001 had the Restructuring occurred on that date. You should not rely on this information as indicative of what our actual financial position will be at any future date.

                 Pro-Forma Condensed Consolidated Balance Sheet
                                   (unaudited)

      Assets:                                               August 31, 2001

      Current Assets                                        $       51,300
      Long-Term Assets                                             101,100
                                                            --------------
               Total Assets                                 $      152,400
                                                            ==============

      Liabilities and Shareholders' Equity:

      Current Liabilities                                   $       52,930
      Long-Term Debt                                                65,570
                                                            --------------
               Total Liabilities                                   118,500
      Shareholders' Equity                                          33,900
                                                            --------------

      Total Liabilities and Shareholders' Equity            $      152,400
                                                            ==============

         After giving effect to the Restructuring, our pro-forma condensed consolidated balance sheet as of August 31, 2001 reflects total debt (including the current portion) of $97.1 million for a total debt to equity ratio on a pro-forma basis of 2.9 to 1.0 compared to total debt of $181.0 million and debt to equity ratio of 3.4 to 1.0 at August 31, 2000. Our current ratio on a pro-forma basis decreased to 1.0 to 1.0 from 1.6 to 1.0 at August 31, 2001 based on our actual financial position.

         We arrived at the information reflected in the pro-forma condensed consolidated balance sheet presented above by reflecting various adjustments resulting from the Restructuring as if the Restructuring had occurred on August 31, 2001. These adjustments included (i) our new financing with Foothill and Ableco; (ii) the restructuring of our former bank debt; (iii) the equity investment by Sun Northland; (iv) the restructuring of our debt with an insurance company; and (v) settlements of various other vendor obligations. In addition, we reflected all transaction costs incurred in the Restructuring and the tax impacts of the Restructuring. Finally, we revised the current and long-term portion of debt to the amounts that would have existed had the Restructuring occurred on August 31, 2001.

         Depending upon our future sales levels and relative sales mix of products during fiscal 2002, we expect our working capital requirements to fluctuate periodically during fiscal 2002.

Quarterly Results

         Our quarterly results in fiscal 2001 varied significantly from comparative quarters in the prior fiscal year and from quarter to quarter during fiscal 2001:

         o Net revenues declined in each of the first three quarters, with an increase in the fourth quarter. This trend was directly related to our actions to refocus our trade promotional strategies to emphasize profitability, as opposed to generating revenue growth, and our lack of media advertising due to our cash position.

         o Our significant losses before income taxes in the fourth quarter of fiscal 2001 resulted from a $17.6 million lower of cost or market inventory adjustment and an $80.1 million charge for impairment of long-lived assets and assets held for sale. The second quarter of fiscal 2000 included a $27.0 million lower of cost or market inventory adjustment, and the fourth quarter of fiscal 2000 included a $30.4 million lower of cost or market inventory adjustment and additional charges, including an $8.3 million charge associated with certain internal restructuring efforts, which included an impairment charge of $6.0 million.

         Our quarterly results will likely continue to fluctuate in fiscal 2002 and will likely cause comparisons with prior quarters to be unmeaningful, largely because (i) while we anticipate significant increases in marketing and trade promotional spending during future quarterly periods, such spending may vary based on then current market and competitive conditions and other factors;
(ii) we anticipate revenues to increase even as we focus our promotional strategies on returning to profitable operations; and (iii) we expect to continue to realize cost savings from our internal restructuring efforts.

         The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments (except for (i) during the quarter ended August 31, 2001, we recorded an inventory lower of cost or market adjustment of $17.6 million to cost of sales and an $80.1 million charge for impairment of long-lived assets and assets held for sale; (ii) during the quarter ended February 29, 2000, we recorded an inventory lower of cost or market adjustment of $27.0 million to cost of sales; (iii) during the quarter ended August 31, 2000, we recorded a lower of cost or market inventory adjustment of $30.4 million, a $6.0 million charge for impairment of long-lived assets and assets held for sale, and a restructuring charge of $1.9 million to cost of sales and $0.4 million to selling, general and administrative expenses; (iv) during the quarters ended August 31, 2001 and May 31, 2000, we recognized gains on the disposals of certain private label businesses and related property and equipment of $1.7 million and $2.1 million, respectively; and (v) during the quarter ended August 31, 2001, we recorded an income tax benefit of $32.8 million related to certain net operating loss carryforwards which will be utilized to offset debt forgiveness income as a result of the Restructuring), that we considered necessary for a fair presentation:

                                                                     Fiscal Quarters Ended
                                                             (In thousands, except per share data)
                                                Fiscal 2001                                        Fiscal 2000
                              ------------------------------------------------- ---------------------------------------------------
                              Aug. 31,    May 31,      Feb. 28,     Nov. 30,      Aug. 31,      May 31,     Feb. 29,    Nov. 30,
                                 2001        2001        2001         2000          2000         2000         2000         1999
                              ----------- ----------- ------------ ------------ ------------- ------------ ------------ -----------
Net revenues (1)               $31,359     $26,602     $27,856      $40,009       $33,997       $52,675      $58,703      $61,645

Gross profit (loss) (1)         (9,360)      5,767       5,778        8,145       (55,482)       13,353      (14,338)      10,090
Writedowns of long-lived
    assets and assets held
    for sale (1)               (80,125)                                            (6,000)

(Loss) income before taxes    (103,742)     (2,406)     (3,445)         188       (78,602)       (4,410)     (34,512)         553

Net (loss) income             $(70,942)    $(2,406)    $(1,353)        $188      $(79,846)      $(4,410)    $(21,036)        $321

Net income per
share-diluted: (2)
  Weighted average shares
  outstanding                    5,085       5,085       5,085        5,085         5,085         5,085        5,085        5,076
  Net (loss) income per
  share                        $(13.95)    $(0.47)      $(0.27)       $0.04       $(15.70)       $(0.87)      $(4.14)       $0.06
Cash dividends
per share: (2)
  Per Class A share                                                                               0.160        0.160        0.160
  Per Class B share                                                                               0.145        0.145        0.145

(1) Amounts previously reported have been reclassified to conform with the new accounting standards adopted in the fourth quarter with respect to accounting for the cost of sales incentives provided to retailers (which we refer to as trade spending and slotting) and consumer coupons as described in
Note 1 to Notes to Consolidated Financial Statements. The costs of such items, which were previously reported as selling, general and administrative expenses, have been reclassified and reported as reductions in net revenues. Certain other amounts previously reported have been reclassified to conform to the current presentation.

(2) All share and per share data has been restated to give effect to our November 5, 2001 one-for-four reverse stock split. Effective following the third quarter dividend payment in fiscal
2000, we indefinitely suspended dividend payments on our common stock.

         Certain amounts previously reported have been reclassified as discussed in footnote (1) to the table above. The following table sets forth a reconciliation of such previously reported amounts.

                                                                     Fiscal Quarters Ended
                                                                         (In thousands)
                                                Fiscal 2001                                        Fiscal 2000
                              ------------------------------------------------- ---------------------------------------------------
                              Aug. 31,    May 31,      Feb. 28,     Nov. 30,      Aug. 31,      May 31,     Feb. 29,    Nov. 30,
                                2001        2001        2001          2000          2000         2000         2000         1999
                              ------------------------------------------------- ---------------------------------------------------
Net revenues as previously
  reported                    $31,359     $30,281     $32,477      $44,762      $61,206       $61,417      $68,621       $74,967
Reclassification
  adjustments                              (3,679)     (4,591)      (4,753)     (27,209)       (8,742)      (9,918)      (13,322)
Net revenues as reported      $31,359     $26,602     $27,856      $40,009      $33,997       $52,675      $58,703       $61,645

Gross profit (loss) as
  previously reported         $(9,360)    $10,599     $11,960      $14,603     $(34,273)      $22,095      $(4,420)      $23,412
Reclassification
  adjustments                              (4,832)     (6,182)      (6,458)     (21,209)       (8,742)      (9,918)      (13,322)
Gross profit (loss) as
  reported                    $(9,360)     $5,767      $5,778       $8,145     $(55,482)      $13,353     $(14,338)      $10,090

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings are affected by changes in short-term interest rates under our revolving credit agreement, pursuant to which our borrowings bear interest at a variable rate. Based upon the debt outstanding under our former revolving credit agreement and bank term note as of August 31, 2001, an increase of 1.0% in market interest rates would have increased interest expense and decreased earnings before income taxes by approximately $1.4 million. As a result of the Restructuring, we currently have significantly less debt outstanding than we did at August 31, 2001, and as a result we would be less impacted by an increase in market interest rates. This analysis does not take into account any actions we might take in an effort to mitigate our exposure in the event interest rates were to change materially. See Note 9 of Notes to Consolidated Financial Statements. As of August 31, 2001, we were experiencing financial difficultites and did not make our scheduled payments on certain debt obligations that were subsequently restructured and/or forgiven. Accordingly, we have determined that it is not practicable to estimate the fair value of our debt obligations as of August 31, 2001.

Item 8.  Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board
  of Directors of Northland Cranberries, Inc.:

         We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended August 31, 2001. Our audits also included the consolidated financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 9 and 14 to the consolidated financial statements, on November 6, 2001, the Company completed a debt and equity restructuring.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 30, 2001

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------


ASSETS                                                                      2001           2000

CURRENT ASSETS:
  Cash and cash equivalents                                            $  1,487,002   $    164,211
  Accounts receivable                                                    10,629,588     20,650,152
  Current portion of note receivable and accounts receivable - other      8,530,238      7,787,365
  Inventories                                                            24,381,940     48,200,907
  Prepaid expenses and other current assets                                 878,983      2,009,489
  Deferred income taxes                                                  32,800,000
  Assets held for sale                                                    5,830,000      6,644,859
                                                                       ------------   ------------

Total current assets                                                     84,537,751     85,456,983


NOTE RECEIVABLE, Less current portion                                    23,000,000     26,000,000

PROPERTY AND EQUIPMENT - Net                                             71,907,266    153,119,069

OTHER ASSETS                                                                970,509      1,930,607

INTANGIBLE ASSETS - Net                                                                 17,728,274

                                                                       ------------   ------------
TOTAL ASSETS                                                           $180,415,526   $284,234,933
                                                                       ============   ============

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001 AND 2000
-------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)                                           2001           2000

CURRENT LIABILITIES:
  Accounts payable                                           $   6,928,762    $  31,357,380
  Accrued liabilities                                           12,589,434       18,489,027
  Current maturities of long-term debt                          33,374,495      177,101,992
                                                             -------------    -------------
         Total current liabilities                              52,892,691      226,948,399

LONG-TERM DEBT, Less current maturities                         64,589,196        3,927,069

OBLIGATIONS SUBSEQUENTLY FORGIVEN OR
  EXCHANGED FOR COMMON STOCK                                    84,087,222
                                                             -------------    -------------

         Total liabilities                                     201,569,109      230,875,468
                                                             -------------    -------------

COMMITMENTS AND CONTINGENCIES
  (Notes 2, 9, 10, 13 and 14)

SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued
  Common stock:
     Class A, $.01 par value, 4,925,555
        shares issued and outstanding                               49,256           49,256
     Class B, $.01 par value, 159,051
       shares issued and outstanding                                 1,591            1,591
  Additional paid-in capital                                   149,129,317      149,129,317
  Accumulated deficit                                         (170,333,747)     (95,820,699)
                                                             -------------    -------------

         Total shareholders' equity (deficiency in assets)     (21,153,583)      53,359,465
                                                             -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)                                     $ 180,415,526    $ 284,234,933
                                                             =============    =============


NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------

                                               2001            2000            1999
NET REVENUES                             $ 125,825,641    $ 207,020,280    $ 201,285,006

COST OF SALES                              115,495,961      253,396,905      152,481,190
                                         -------------    -------------    -------------
GROSS PROFIT (LOSS)                         10,329,680      (46,376,625)      48,803,816

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                   (25,522,336)     (53,654,139)     (30,973,918)

WRITEDOWNS OF LONG-LIVED ASSETS AND
  ASSETS HELD FOR SALE                     (80,125,000)      (6,000,000)

GAIN (LOSS) ON DISPOSALS OF BUSINESSES
  AND PROPERTY AND EQUIPMENT                 2,118,257        2,228,691          (67,061)
                                         -------------    -------------    -------------
(LOSS) INCOME FROM OPERATIONS              (93,199,399)    (103,802,073)      17,762,837

INTEREST EXPENSE                           (18,936,343)     (14,556,330)      (8,564,480)

INTEREST INCOME                              2,730,694        1,387,827
                                         -------------    -------------    -------------
(LOSS) INCOME BEFORE INCOME TAXES         (109,405,048)    (116,970,576)       9,198,357

INCOME TAX BENEFIT (EXPENSE)                34,892,000       12,000,000       (3,618,000)
                                         -------------    -------------    -------------

NET (LOSS) INCOME                        $ (74,513,048)   $(104,970,576)   $   5,580,357
                                         =============    =============    =============

NET (LOSS) INCOME PER SHARE:
  Basic                                  $      (14.65)   $      (20.65)   $        1.12
  Diluted                                       (14.65)          (20.65)            1.10

SHARES USED IN COMPUTING NET (LOSS)
  INCOME PER SHARE:
  Basic                                      5,084,606        5,082,510        5,001,379
  Diluted                                    5,084,606        5,082,510        5,051,628



See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                               2001             2000             1999
OPERATING ACTIVITIES:
  Net (loss) income                                                      $ (74,513,048)   $(104,970,576)   $   5,580,357
  Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                 8,962,236        8,157,849        8,010,453
     Amortization of tradenames, trademarks and goodwill                       774,275          794,916          842,944
     Provision for deferred income taxes                                   (32,800,000)     (11,323,000)       2,473,000
     Provision for inventory lower of cost or market adjustments            17,603,000       57,400,000
     Provision for writedown of assets held for sale                        14,980,000        6,000,000
     Provision for writedown of property and equipment                      50,484,000
     Provision for writedown of intangible assets                           14,661,000
     (Gain) loss on disposals of businesses and property and equipment      (2,118,257)      (2,228,691)          67,061
     Changes in assets and liabilities (net of effects
       of business acquisitions and dispositions):
       Receivables, prepaid expenses and other current assets               10,331,194        5,019,396      (14,807,868)
       Inventories                                                           5,569,367      (15,176,886)     (30,680,548)
       Accounts payable and accrued liabilities                             (9,245,139)      25,390,681       (4,521,337)
                                                                         -------------    -------------    -------------

          Net cash provided by (used in) operating activities                4,688,628      (30,936,311)     (33,035,938)
                                                                         -------------    -------------    -------------

INVESTING ACTIVITIES:
  Acquisitions of businesses                                                                                 (31,700,438)
  Proceeds from disposals of businesses,
     property and equipment and
     assets held for sale                                                   13,435,019        8,676,478           40,778
  Property and equipment purchases                                            (406,412)      (5,397,401)      (8,333,350)
  Collections on note receivable                                             1,750,000          250,000
  Net decrease (increase) in other assets                                       33,802          497,721         (658,510)
                                                                         -------------    -------------    -------------

          Net cash provided by (used in) investing activities               14,812,409        4,026,798      (40,651,520)
                                                                         -------------    -------------    -------------

FINANCING ACTIVITIES:
  Net (decrease) increase in borrowings
   under revolving credit facilities                                       (15,695,300)      30,950,000       90,950,000
  Payments on long-term debt                                                (2,482,946)      (2,388,289)     (14,122,493)
  Dividends paid                                                                             (2,431,863)      (3,194,024)
  Exercise of stock options                                                                     174,750          475,911
  Other                                                                                                         (286,236)
                                                                         -------------    -------------    -------------

          Net cash (used in) provided by financing activities              (18,178,246)      26,304,598       73,823,158
                                                                         -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,322,791         (604,915)         135,700

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   164,211          769,126          633,426
                                                                         -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   1,487,002    $     164,211    $     769,126
                                                                         =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION -
 Cash paid during the year for:
     Interest (net of amounts capitalized)                               $   4,937,583    $  13,672,749    $   8,458,891
     Income taxes (refunded) - net                                          (3,193,197)         698,736          669,700

SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING ACTIVITIES (Notes 2 and 9)

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Total
                                                Common Stock                            Retained         Shareholders'
                                           --------------------       Additional        Earnings            Equity
                                                                        Paid-in        (Accumulated       (Deficiency
                                            Class A     Class B         Capital          Deficit)          in Assets)

BALANCE, AUGUST 31, 1998                   $  47,683    $ 1,591      $  144,625,044   $   9,195,407      $  153,869,725

  Common stock issued for acquistions of
     businesses (114,322 shares)               1,143                      3,470,287                           3,471,430
  Common stock issued for compensation
     (1,000 shares)                               10                         58,054                              58,064
  Stock options exercised (30,338 shares)        303                        475,608                             475,911
  Tax benefit from exercise of stock
     options                                                                291,919                             291,919
  Cash dividends paid:
     Class A ($0.64 per share)                                                           (3,101,495)         (3,101,495)
     Class B ($0.58176 per share)                                                           (92,529)            (92,529)
  Net income                                                                              5,580,357           5,580,357
                                           ---------    -------       -------------    ------------        ------------
BALANCE, AUGUST 31, 1999                      49,139      1,591         148,920,912      11,581,740         160,553,382

  Stock options exercised (11,650
   shares)                                       117                        174,633                             174,750
  Tax benefit from exercise of stock
   options                                                                   33,772                              33,772
  Cash dividends paid:
     Class A ($0.48 per share)                                                           (2,362,466)         (2,362,466)
     Class B ($0.43632 per share)                                                           (69,397)            (69,397)
  Net loss                                                                             (104,970,576)       (104,970,576)
                                           ---------    -------       -------------    ------------        ------------
BALANCE, AUGUST 31, 2000                      49,256      1,591         149,129,317     (95,820,699)         53,359,465

  Net loss                                                                              (74,513,048)        (74,513,048)
                                           ---------    -------       -------------    ------------        ------------
BALANCE, AUGUST 31, 2001                    $ 49,256    $ 1,591       $ 149,129,317  $ (170,333,747)      $ (21,153,583)
                                           =========    =======       =============    ============        ============


See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations - The business of Northland Cranberries, Inc. (the "Company") consists principally of growing and selling cranberries and cranberry products. The Company's vertical integration business strategy includes marketing and selling its Northland, Seneca, TreeSweet and Awake brand cranberry and other fruit juice products, fresh, frozen, and dried cranberries, and cranberry concentrate domestically through retail supermarkets and through other distribution channels, both domestically and internationally. In addition, the Company produces and packages juice beverages for other companies on a contract-manufacturing basis.

         Business Risks - Production levels of cranberries combined with on-hand levels of inventories continue to exceed industry demand. Prices paid to growers for raw cranberries are currently below production costs for many growers. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels. In July 2000, the United States Department of Agriculture ("USDA") adopted a volume regulation under a federal marketing order which was designed to reduce the industry-wide cranberry crop for the 2000 calendar year crop from levels of that of the previous three years. In June of 2001, the USDA adopted a volume regulation under a federal marketing order for the 2001 calendar year crop which is intended to further reduce the industry-wide cranberry crop. In addition, Federal legislation signed on October 27, 2000 provided for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. The Company received approximately $1,190,000 in direct payments from the CCC during the year ended August 31, 2001, which was recorded as net revenues in the consolidated statement of operations for the year then ended. In addition, the Company was awarded contracts and provided concentrate to other contract awardees which generated net revenues of approximately $4,677,000 during the year ended August 31, 2001 related to sales under the USDA cranberry product purchase programs.

         As described in Note 9, the Company did not make its scheduled principal and interest payments on a revolving credit facility with various banks and the term loans payable to an insurance company during the year ended August 31, 2001, and the Company was not in compliance with several provisions of such debt agreements as of and for the years ended August 31, 2001 and 2000. Under the terms of the Company's debt agreements, the lenders had the ability to call all outstanding principal and interest thereunder immediately due and payable. During the year ended August 31, 2001, management explored various alternatives with respect to obtaining additional equity and debt financing, and continued efforts to restructure and/or refinance its debt facilities, reduce costs and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock and on November 6, 2001, as described in Notes 9 and 14, completed a debt and equity restructuring. Management of the Company believes, that as a result of the restructuring, the Company's debt facilities and expected cash flows from operations, will be sufficient to support the Company's liquidity requirements for the remainder of the year ending August 31, 2002 and for the foreseeable future.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents - Cash and cash equivalents consist primarily of amounts on deposit at various banks.

         Concentration of Credit Risk and Significant Customer - The Company manufactures and sells to wholesale food processors, distributors and retailers throughout the United States. The Company performs certain credit evaluation procedures and does not require collateral. Accounts receivable are stated net of allowances for doubtful accounts of approximately $300,000 and $250,000 as of August 31, 2001 and 2000, respectively. During the years ended August 31, 2001 and 2000, the Company had revenues from a customer, for which the Company produces and packages juice beverages, of approximately $12,862,000 and $45,888,000, respectively, or 10.2% and 22.2%, respectively, of net revenues. The reduction in net revenues resulted primarily from a change during the first quarter of the year ended August 31, 2001 from an arrangement where the Company purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement. Accounts receivable as of August 31, 2001 and 2000 included approximately $968,000 and $6,563,000, respectively, due from this customer. During the year ended August 31, 1999, the Company did not have net revenues from any customer that exceeded 10% of net revenues.

         Inventories - Inventories, which primarily consist of cranberries, cranberry and other concentrates, juice, packaging supplies and deferred crop costs, are stated at the lower of cost or market. Inventory market writedowns are provided when the estimated sales value of such inventories, less estimated completion and disposition costs, exceeds the cost or carrying value of the inventories. The market estimates are based on management's best estimates of future selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time which it takes to sell the inventory. Such factors are all subject to significant fluctuations. Cranberries and cranberry content of inventories are accounted for using the specific identification costing method, which approximates the first-in, first-out ("FIFO") costing method. All other inventory items are accounted for using the FIFO costing method. Deferred crop costs consist of those costs related to the growing of the crop which will be harvested in the following fiscal year.

         Assets Held for Sale - Assets held for sale are carried at estimated fair value, less costs of disposal, which is less than the original carrying value of the assets.

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

         Intangible Assets - Tradenames, trademarks and goodwill (excess of purchase price over fair value of net assets acquired) were amortized using the straight-line method, principally over a period of 40 years (see Note 7).

         Long-Lived Assets - The Company periodically evaluates the carrying value of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. In the fourth quarter of the year ended August 31, 2001, as a result of the deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by the Company and other industry participants, forecasted future cranberry market prices for the next several years, as well as continued reductions in the Company's anticipated cranberry and cranberry concentrate usage requirements related to the Company's recent decline in revenues and market share, the Company decided to restructure its operations and sell various long-lived assets, and concluded that the estimated future cash flows of its long-lived assets were below the carrying value of such assets. Accordingly, during the quarter, the Company recorded an impairment charge of $80,125,000 related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets in accordance with SFAS No. 121. The estimated fair value was based on anticipated future cash flows, discounted at a rate commensurate with the risk involved. During the year ended August 31, 2000, the Company recorded an impairment writedown of $6,000,000 related to a closed facility that is held for sale (see Notes 6 and 7).

         Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes.

         Net Revenues - The Company recognizes revenue when product is shipped and title passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for coupons, discounts, trade allowances and product returns. See New Accounting Standards described elsewhere in Note 1 for reclassifications of previously reported net revenues.

         Advertising - Advertising costs incurred to produce media for advertising for major new campaigns are expensed in the period in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising expenses of approximately $2,946,000, $14,127,000 and $10,583,000 during the years ended August 31, 2001,
         2000 and 1999, respectively, are included in selling, general and administrative expenses.

         Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income
         (loss) per share and diluted (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 10.

         Segment Information - The Company operates principally in a single consumer foods line of business, encompassing the growing and selling of cranberries and cranberry products.

         Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for each of the three years in the period ended August 31, 2001.

         Fair Value of Financial Instruments - The Company is required to disclose the estimated fair value of certain financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Considerable judgment is required to interpret market data to develop estimates of fair value. As of August 31, 2001, the Company, as previously described in Note 1, was experiencing financial difficulties and had not made its scheduled payments on certain accounts payable and long-term debt obligations that were subsequently restructured and/or forgiven, and on November 6, 2001, as described in Note 14, announced the completion of a debt and equity restructuring in which certain creditors agreed to forgive and restructure the amounts owed to them by the Company. Accordingly, management has determined that it is not practicable to estimate the fair value of the Company's long-term debt obligations. The Company believes the carrying amount of its other financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities) is a reasonable estimate of the fair value of such instruments due to the short-term nature of such instruments and the market interest rates applicable to similar instruments. However, as described in Note 2, there are certain uncertainties with respect to a note and related accounts receivable due from the buyer of a private label juice business sold on March 8, 2000. The ultimate resolution of this matter could significantly affect any estimates of the fair value of the note and related accounts receivable.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, product returns, and trade discounts and incentives, valuation of inventories, future cash flows associated with assets held for sale and long-lived assets, useful lives for depreciation and amortization, valuation allowances for deferred income tax assets, litigation, environmental liabilities and contracts based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

         New Accounting Standards - Effective in the fourth quarter of the year ended August 31, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-14 provides guidance on the financial reporting of the cost of consumer coupons, amongst other items, in the consolidated statements of operations. EITF Issue No. 00-25 provides guidance on the financial reporting of the costs associated with sales incentives provided to customers in the consolidated statements of operations. Under the new accounting standards, the cost of consumer coupons and sales incentives provided to retailers are reported as a reduction in net revenues. The Company previously reported the cost of consumer coupons and sales incentives provided to retailers as selling, general and administrative expenses. Prior year consolidated financial statements have been reclassified to conform to the new requirements, and as a result, approximately $59,191,000 and $35,556,000 of amounts previously reported as selling, general and administrative expenses during the years ended August 31, 2000 and 1999, respectively, have been reclassified and reported as a reduction of net revenues.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 and SFAS No. 138 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138, effective September 1, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have an impact on the Company's consolidated financial statements as the Company has not used derivative financial instruments and has not been involved in hedging activities.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period the asset was acquired. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS No. 143, effective September 1, 2002. The Company has not determined the impact, if any, the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt SFAS No. 144, effective September 1, 2002. The Company has not determined the impact, if any, the adoption of SFAS No. 144 will have on its consolidated financial statements.

         Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

2.       DISPOSITION OF PRIVATE LABEL JUICE BUSINESS AND RELATED LEGAL
         PROCEEDINGS

         On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 (non-cash investing activity) which is to be collected over six years and which bears interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date. The Company recognized a pre-tax gain of approximately $2,100,000 in connection with the sale of the net assets.

         Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. To date, Cliffstar has not provided the Company with earn-out calculations in accordance with the Asset Purchase Agreement and the Company has not recognized any income under the earn-out requirements. The Company also entered into certain related agreements with Cliffstar, including among them, a co-packing agreement pursuant to which Cliffstar contracted for specified quantities of Cliffstar juice products to be packed by the Company.

         The private label juice business had revenues of approximately $23,600,000 and $40,300,000 for the years ended August 31, 2000 and
         1999, respectively. The Company recognized gross profit of approximately $3,700,000 and $12,400,000 on such revenues during the years ended August 31, 2000 and 1999, respectively. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system did not segregate such expenses by type of product.

         On July 7, 2000, Cliffstar filed suit against the Company in the United States District Court, Western District of New York, alleging, among other things, that the Company breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was sub-sequently dismissed, and on July 31, 2000, the Company filed a lawsuit against Cliffstar in the Northern District of Illinois, which was later amended on October 10, 2000 and January 16, 2001. The lawsuit arises out of the sale of the net assets of the Company's private label juice business to Cliffstar in the transaction that closed on March 8, 2000. The Company claims that (1) Cliffstar breached the Asset Purchase Agreement by failing to make required payments under the Asset Purchase Agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties; (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay the Company the required amounts due under it; (3) Cliffstar breached its fiduciary duty to the Company based on the same (or similar) conduct; (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct; and (6) Cliffstar breached the Asset Purchase Agreement's arbitration provision, which provides that any disagreements over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar shall be submitted to arbitration for resolution. On April 10, 2001, the Court granted the Company's Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory is currently in arbitration. The Company seeks compensatory damages in an amount in excess of $5,000,000, plus punitive damages for Cliffstar's breaches of its fiduciary duties and attorneys' fees.

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

         As of August 31, 2001, the note receivable from Cliffstar had an outstanding balance of $26,000,000, and the Company had other outstanding accounts receivable due from Cliffstar aggregating approximately $5,411,000. The action remains in the discovery stages. It is the opinion of the Company's management, after consulting with outside legal counsel, that, (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accounts receivable due from Cliffstar as of August 31, 2001 are collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims and to pursue any claims the Company may have against Cliffstar, including any actions to collect the amounts outstanding.

         Cliffstar made the required $250,000 principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company received Cliffstar's scheduled August 31, 2000 principal payment of $250,000 together with approximately $700,000 of accrued interest at 10% on September 8, 2000. The Company received Cliffstar's scheduled November 30, 2000 principal payment of $250,000 together with approximately $686,000 of accrued interest at 10% on December 22, 2000. The Company received Cliffstar's scheduled February 28, 2001 principal payment of $250,000 together with approximately $679,000 of accrued interest at 10% on March 2, 2001. The Company received Cliffstar's scheduled May 31, 2001 and August 31, 2001 principal payments aggregating $1,000,000 together with approximately $1,348,000 of accrued interest at 10% on the scheduled due dates. In addition, the Company received Cliffstar's scheduled November 30, 2001 principal payment of $500,000, together with approximately $648,000 accrued interest at 10% on the scheduled due date. The Company has recognized interest income on the note receivable at a rate of 10% in the consolidated financial statements, pending the resolution of this matter.

         Although the note is in default, the Company has classified the balance outstanding in the accompanying consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received, unless the court rules otherwise. Aggregate annual scheduled principal payments required under the terms of the Cliffstar note agreement as of August 31, 2001, consisted of the following:

                        Years Ending                        Principal
                         August 31,                          Payments

                            2002                          $    3,000,000
                            2003                               4,500,000
                            2004                               6,000,000
                            2005                               8,000,000
                            2006                               4,500,000
                                                          --------------
                           Total                          $   26,000,000
                                                          ==============

3. DISPOSITION OF PRIVATE LABEL CRANBERRY SAUCE BUSINESS AND RELATED MANUFACTURING FACILITY

         On June 8, 2001, the Company sold the net assets of its private label cranberry sauce business to Clement Pappas and Company, Inc. ("Clement Pappas"), and a related manufacturing facility in Mountain Home, North Carolina to Clement Pappas NC, Inc., for aggregate cash proceeds of approximately $12,475,000. The proceeds of the sale were utilized primarily to reduce the

         Company's bank debt. The Company recognized a pre-tax gain of approximately $1,707,000 in connection with the sale of the net assets.

         Additionally, Clement Pappas is contractually obligated to make certain payments to the Company for a period of up to five years from the closing date based on total case sales of cranberry sauce, as defined, subject to an aggregate minimum payment of $1,000,000 and an aggregate maximum payment of $2,500,000. The present value of the future aggregate minimum payments has been recorded as an asset in the accompanying August 31, 2001 consolidated balance sheet. The Company also entered into certain related agreements with Clement Pappas NC, Inc., including among them, a co-packing agreement pursuant to which the Company contracted for specified quantities of juice products to be packed by Clement Pappas NC, Inc. with an initial term of one year following the closing date.

         The Company had net revenues of approximately $7,859,000, $14,143,000, and $8,958,000 during the years ended August 31, 2001, 2000 and 1999, respectively, related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company's accounting system did not segregate such items by type of product.

4.       ACQUISITIONS

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

         On March 1, 1999, the Company acquired certain assets of Clermont, Inc. ("Clermont") for $2.6 million in cash, issuance of a $4.4 million note payable and 91,822 shares of Class A Common Stock. The assets acquired included cranberries, cranberry and other fruit concentrates, a concentrating facility in Oregon, and other equipment.

         On April 21, 1999, the Company acquired the common stock of Potomac Foods of Virginia, Inc. ("Potomac") for $0.4 million in cash, $0.4 million of assumed debt and 22,500 shares of Class A Common Stock. The assets of Potomac primarily consisted of certain customer relationships.

         The acquisitions were recorded using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The purchase price of the acquisitions has been allocated to the assets acquired and liabilities assumed based upon fair values.

         The unaudited pro forma net income and net income per share information, assuming the Seneca acquisition had been consummated as of September 1, 1998, are as follows for year ended August 31, 1999:

                   Net income                                 $  5,087,357
                   Net income per share
                     Basic                                    $       1.02
                     Diluted                                          1.01

         Information with respect to pro forma net revenues for the year ended August 31, 1999 is not readily available and is impracticable to obtain as a result of the Company reclassifying the consolidated financial statements for the year ended August 31, 1999 to conform with the new reporting requirements required under the EITF Issues, as described in Note 1. The unaudited revenues reported by Seneca during the period from September 1, 1998 through the December 30, 1998 acquisition date, which were determined using a different basis of accounting, were approximately $35,719,000. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the Seneca acquisition actually been made at the beginning of the year. The pro forma effects of the Clermont and Potomac acquisitions were not significant.

5.       INVENTORIES

         Inventories as of August 31, 2001 and 2000 consisted of the following:


                                                       2001             2000

                  Raw materials                   $17,788,874      $30,528,712
                  Finished goods                    4,169,378        7,951,357
                  Deferred crop costs               2,423,688        9,720,838
                                                  -----------      -----------

                  Total inventories               $24,381,940      $48,200,907
                                                  ===========      ===========

         During the years ended August 31, 2001 and 2000, the Company recorded approximately $17,603,000 (fourth quarter) and $57,400,000 ($27,000,000 in the second quarter and $30,400,000 in the fourth quarter), respectively, of pre-tax, lower of cost or market charges to cost of sales which reduced the carrying value of its inventory to its estimated market value. The Company continues to participate in a highly competitive industry characterized by aggressive pricing practices, changing demand patterns on the part of customers and downward pressures on gross margins resulting from an excess supply of raw cranberries and cranberry concentrate, that have resulted in depressed prices to growers which are generally less than production costs, as described in Note 1. The Company's lower of cost or market charges were based upon management's best estimates of future product sale prices and consumer demand patterns.

6.       RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

         During the fourth quarter of the year ended August 31, 2000, the Company recorded an $8,250,000 pre-tax restructuring charge consisting primarily of a $6,000,000 impairment writedown of a manufacturing facility in Bridgeton, New Jersey that discontinued production and closed on November 22, 2000 and $2,250,000 of plant closing costs and employee termination benefits (of which $1,900,000 of was charged to cost of sales and $350,000 of employee termination benefits were charged to selling, general and administrative expenses). Approximately 130 employees received notification of their termination during the year ended August 31, 2000 as a result of the restructuring plan, primarily at the closed manufacturing facility and in the Company's sales department. All of the plant closing costs and employee termination benefits provided for at the time of the restructuring were paid during the year ended August 31, 2001, with the exception of approximately $456,000 of estimated obligations under a defined benefit pension plan which covered certain former Bridgeton employees.

         Assets held for sale as of August 31, 2000 consisted of the land, building and equipment related to the manufacturing facility in Bridgeton, New Jersey. The soil and water on the property is contaminated as the result of a leaking underground storage tank, for which the Company received an environmental indemnification agreement from the previous owner of the facility, at the time of the Company's purchase of the facility. During the fourth quarter of the year ended August 31, 2001, management of the Company concluded after further analysis of the market alternatives for the facility, to sell substantially all of the equipment at the facility for approximately $435,000 and transfer and return to use other equipment, with a fair value of approximately of $301,000, to other Company facilities. The remaining carrying value of the facility was further written down during the fourth quarter of the year ended August 31, 2001, by approximately $4,398,000 to $1,500,000, its current estimated fair value, less costs of disposal. Company management expects the remediation efforts to be completed over the next fiscal year. The Company anticipates difficulties selling the facility while the remediation is in process.

         Assets held for sale as of August 31, 2001 consisted of the remaining land and building in Bridgeton, New Jersey, the land and building related to a closed storage/distribution facility in Eau Claire, Michigan, a cranberry marsh in Hanson, Massachusetts, which management has determined is no longer economically feasible to operate, and after harvesting the 2001 calendar year crop, was taken out of production and certain equipment at two leased cranberry marshes in Nantucket, Massachusetts which are expected by management of the Company to be sold to the lessor of the facility. During the fourth quarter of the year ended August 31, 2001, the Company recorded aggregate impairment write-downs for these assets of $14,980,000, which included approximately $4,398,000 related to the Bridgeton, New Jersey facility.

         The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current, as well as future market conditions and events. In determining fair value, the Company considered, among other things, property appraisals and the range of preliminary purchase prices being discussed with potential buyers.

7.       LONG-LIVED ASSETS

         Property and equipment as of August 31, 2001 and 2000 consisted of the following:

                                                             2001                  2000

           Land                                         $     5,559,741       $     9,420,420
           Land improvements                                  7,696,210            19,268,931
           Cranberry vines, bulkheads
             and irrigation equipment                        32,758,540            84,477,947
           Buildings and improvements                        19,192,225            28,821,225
           Equipment and vehicles                            15,525,822            53,611,760
           Construction in progress                                                 1,387,682
                                                        ---------------       ---------------

           Property and equipment - at cost                  80,732,538           196,987,965
           Less accumulated depreciation
             and amortization                                 8,825,272            43,868,896
                                                        ---------------       ---------------

           Property and equipment - net                 $    71,907,266       $   153,119,069
                                                        ===============       ===============

         During the fourth quarter of the year ended August 31, 2001, the Company recorded an impairment writedown of $50,484,000 related to property and equipment. The cost and accumulated depreciation and amortization of the respective assets were restated to reflect the new carrying values as a result of the writedown. The Company capitalized approximately $87,000 and $326,000 of interest during the years ended August 31, 2000 and 1999, respectively.

         Intangible assets as of August 31, 2000 consisted of the following:

             Tradenames and trademarks                    $     11,873,666
             Goodwill                                            7,936,801
                                                          ----------------
             Intangible assets - at cost                        19,810,467
             Less accumulated amortization                       2,082,193
                                                          ----------------

             Intangible assets - net                      $     17,728,274
                                                          ================

         During the fourth quarter of the year ended August 31, 2001, the Company recorded an impairment writedown of $14,661,000 for the remaining unamortized cost of the intangible assets.

8.       ACCRUED LIABILITIES

         Accrued liabilities as of August 31, 2001 and 2000 consisted of the following:

                                                               2001                  2000
           Interest                                       $        85,661       $     1,304,423
           Trade and consumer promotions                        4,051,098            11,205,184
           Compensation and other employee benefits             1,648,665             2,208,529
           Property taxes                                         829,213               555,533
           Income taxes                                           120,465               168,070
           Commissions                                            439,020               117,559
           Legal and professional fees                          3,097,453             1,351,161
           Other                                                2,438,454             1,578,568
                                                          ---------------       ---------------

           Total accrued liabilities                      $    12,589,434       $    18,489,027
                                                          ===============       ===============

         Approximately $14,181,000 of outstanding accrued interest as of August 31, 2001 on certain restructured obligations has been classified as long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2001 (see Note 9).

9. LONG-TERM DEBT AND OBLIGATIONS SUBSEQUENTLY FORGIVEN OR EXCHANGED FOR COMMON STOCK

         Long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2001 and 2000 consisted of the following:

                                                                       2001                2000
             Revolving credit facility with various banks         $139,304,700        $155,000,000
             Term loans payable to insurance company                19,095,673          19,095,673
             Other obligations
                                                                     9,469,673           6,933,388
             Accrued interest on restructured obligations           14,180,867
                                                                  ------------        ------------
             Total                                                 182,050,913         181,029,061

             Less obligations subsequently forgiven or
               exchanged for common stock                           84,087,222
                                                                  ------------       -------------
             Amounts to be paid                                     97,963,691         181,029,061

             Less current maturities of long-term debt              33,374,495         177,101,992
                                                                  ------------       -------------

             Long-term debt                                      $  64,589,196       $   3,927,069
                                                                  ============        ============

         As of August 31, 2001, the Company was not in compliance with various financial covenants contained in the agreements covering the revolving credit facility and the term loans payable to an insurance company and, accordingly, the borrowings thereunder were due on demand. However, as described below, these obligations were subsequently restructured (see
         Note 14). Accordingly, the Company has classified its long-term debt as of August 31, 2001, based on the terms of the subsequent restructuring.

         Under the revolving credit facility, as amended, the Company through July 17, 2000, could borrow at the bank's domestic rate (which approximates prime, as defined) or the London Interbank Offered Rate ("LIBOR"), plus 1.25%. Effective July 18, 2000, the interest rate was increased to the bank's domestic rate (which approximates prime, as defined), plus 1.25% and the borrowing option under LIBOR was eliminated. Under the terms of the amended revolving credit facility, interest accrues and has been recorded at the bank's domestic rate, plus 3.25%, while the loan is in default. Amounts outstanding under the agreement bear interest at a rate of 9.75% and 10.09% as of August 31, 2001 and 2000, respectively. The outstanding accrued interest due the banks aggregated approximately $12,891,000 as of August 31, 2001. The Company did not make its scheduled interest payments to the banks during the year ended August 31, 2001.

         The Company has a term loan with an insurance company payable in semi-annual installments, including interest at 8.08%, through July 1, 2004. In addition, the Company has a term loan with the same insurance company payable in semi-annual installments, including interest at 7.86%, through August 1, 2008. The outstanding principal balances on the 8.08% term loan and the 7.86% term loan were $11,376,865 and $7,718,808, respectively as of both August 31, 2001 and 2000. The insurance company term loans provide for an additional 5% default interest to be paid on any unpaid scheduled principal and interest payments, which aggregated approximately $2,234,000 as of August 31, 2001. Interest on the remaining principal balances, which aggregated approximately $17,679,000 as of August 31, 2001, continues to accrue at the contracted rates. The outstanding accrued interest, including the additional default interest due, on the insurance company term loans aggregated approximately $1,279,000 as of August 31, 2001.

         On November 6, 2001, as described herein and elsewhere at Note 14, the Company restructured its obligations under a revolving credit facility with certain banks and two term loans payable to an insurance company.

         Certain banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,293,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,334,000), net of legal fees, other direct costs and income taxes, will be recognized in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings," as an extraordinary gain in the Company's consolidated financial statements during the first quarter of the year ending August 31, 2002.

         Certain other banks participating in the revolving credit facility agreed to accept a cash payment of approximately $12,429,000, 7,618,987 shares of the Company's newly issued Class A Common Stock and a new note (the "Restructured Bank Note") with a stated principal balance of approximately $25,714,000, as the final settlement for approximately $74,461,000 of outstanding principal and interest due them as of the restructuring date. The total scheduled cash payments (principal and interest) required under the terms of the Restructured Bank Note will be less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Note and the approximately $74,461,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $28,182,000 will be recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, in the Company's consolidated financial statements during the first quarter of the year ending August 31, 2002. The future cash payments required under the Restructured Bank Note are to be applied against the Company's adjusted carrying value of the Restructured Bank Note, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Note and there are no changes to the interest rate.

         Payments are due monthly under the Restructured Bank Note based on the prime interest rate, as defined, plus 1% (6% as of November 6, 2001) applied against the outstanding stated principal balance of the Restructured Bank Note, with an additional $1,700,000 payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing to through October 1, 2006, with a final payment of approximately $19,344,000 due on November 1, 2006. The Restructured Bank Note is collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Note, commencing with the November 1, 2006 scheduled payment.

         On November 6, 2001, the Company and the insurance company holding the two terms loans entered into a new loan agreement which restructured and modified the terms of the two original loan agreements (with an aggregate outstanding principal and interest balance of approximately $20,657,000 as of the restructuring date) in which the Company issued a new note to the insurance company (the "Restructured Insurance Company Note") with a stated principal amount of approximately $19,096,000 with a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year of the Restructured Insurance Company Note. The Restructured Insurance Company Note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11,650,000 due November 1, 2007. The Restructured Insurance Company Note may require an acceleration of principal payments of approximately $17,000 per month, should the Company's required per barrel price paid to contract growers (see Note
         13) exceed $32 per barrel, as defined, and continue for the remaining term of the Restructured Insurance Company Note, as long as the price equals or exceeds $32 per barrel. The Restructured Insurance Company
         Note is collateralized by specific assets of the Company. Under SFAS No. 15, there is no gain to be recognized on the restructuring and modification of the term loans as the total scheduled principal and interest payments due under the Restructured Insurance Company Note are in excess of the amounts owed the insurance company as of the date of the restructuring, with the excess (approximately $4,406,000) to be recognized as interest expense over the term of the Restructured Insurance Company Note, using the interest method. The effective interest rate to be recognized for financial reporting purposes will approximate 4.5%.

         In addition, in connection with the restructuring, the Company restructured certain obligations owed to other creditors that resulted in approximately $3,465,000 of debt forgiveness that will be recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, in the Company's consolidated financial statements during the first quarter of the year ending August 31, 2002.

         The Company anticipates that it will recognize an extraordinary gain on the forgiveness of indebtedness of approximately $83,500,000 during the first quarter of the year ending August 31, 2002, net of management's best estimate of the amount of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. For financial reporting purposes the $83,500,000 anticipated gain on the forgiveness of indebtedness will be reported net of income taxes which are estimated to approximate $32,800,000, resulting in a net extraordinary gain of approximately $50,700,000. Such estimated amounts are expected to be known and finalized by the date the Company reports its consolidated operating results for the first quarter of the year ending August 31, 2002. The estimated net extraordinary gain on the forgiveness of indebtedness anticipated to be recognized in the Company's consolidated financial statements during the first quarter of the year ending August 31, 2002, is summarized as follows:

            Estimated forgiveness of indebtedness:
              Revolving credit facility with banks                  $81,516,000
              Other obligations                                       3,465,000
                                                                   -------------
                Total                                                84,891,000
            Less estimated legal fees and other direct costs          1,481,000
                                                                   -------------
            Estimated extraordinary gain                             83,500,000
            Less estimated income taxes                              32,800,000
                                                                   -------------
            Estimated net extraordinary gain                        $50,700,000
                                                                   =============

         The other obligations consist of various term loans and vendor obligations, which as of August 31, 2001, included approximately $3,465,000 of restructured obligations subsequently forgiven. In addition, there was approximately $11,000 of accrued interest outstanding as of August 31, 2001 on an obligation that was subsequently restructured. Principal and interest on the obligations remaining after the restructuring are due in various amounts through November 2005, with interest ranging from 0% to 12%. The obligations are generally collateralized by specific assets of the Company.

         On November 6, 2001, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation and Ableco Finance LLC that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. Interest on the revolving credit facility is payable monthly at the greater of prime, as defined, plus 1%, or 7%.

         The Agreement provides for two term loans in the amount of $10,000,000 each, Term Loans A and B. Interest on the term loans is payable monthly at the greater of prime, as defined, plus 1%, or 7%. Principal payments of approximately $167,000 per month are required under Term Loan A commencing December 1, 2001 and continuing through November 1, 2006. Minimum principal payments of $625,000 per quarter are required under Term Loan B, commencing November 30, 2001 and continuing through August 31, 2005. Accelerated principal payments may be required based on collection of related collateral.

         The revolving credit facility and the term loans are collateralized by substantially all the Company's assets that are not otherwise collateralized, as defined in the Agreement.

         The restructured debt agreements and other debt obligations contain various covenants which include restrictions on dividends and other distributions to shareholders, repurchases of stock and property and equipment expenditures, and require the Company to maintain and meet certain operating performance levels, as defined.

         During the years ended August 31, 2001 and 2000, the Company issued certain notes to vendors and finance companies in the amount of $1,860,000 and $2,410,000, respectively, to finance certain accounts payable and equipment purchases (non-cash financing and investing activities).

         For purposes of classifying the Company's consolidated balance sheet as of August 31, 2001, the outstanding accrued interest on the restructured obligations of approximately $14,181,000 has been included with long-term debt (non cash financing activities). The obligations subsequently forgiven and the portion of the revolving credit facility with various banks that was exchanged for common stock, aggregating approximately $83,411,000 and $676,000, respectfully, have been classified as a noncurrent liability for financial reporting purposes, as such amounts will not be paid (non-cash financing activities).

         Aggregate annual principal payments required under terms of the debt agreements as of August 31, 2001, after giving effect to the subsequent debt and equity restructuring and the various obligations that were forgiven, consisted of the following:

                      Years Ending                               Principal
                       August 31,                                Payments

                          2002                                $ 33,374,495
                          2003                                  12,787,214
                          2004                                  10,243,718
                          2005                                   7,062,853
                          2006                                   1,824,703
                       Thereafter                               32,670,708
                                                              ------------
                          Total                               $ 97,963,691
                                                              ============

         On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of August 31, 2001, the grower/officer was in default with certain terms and conditions contained in the related debt agreements. The Company has provided for its estimated loss under the guarantee.

10.      SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS) AND REDEEMABLE PREFERRED
         STOCK

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

         Effective November 5, 2001, the Company's Articles of Incorporation were amended (i) effecting a one-for-four reverse stock split of the Class A Common Stock and Class B Common Stock (with fractional shares resulting from such reverse stock split being rounded up to the next whole share); (ii) creating and authorizing the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share, designated as Series A Preferred Stock; and (iii) creating and authorizing the issuance of 100 shares of preferred stock, $.01 par value per share, designated as Series B Preferred Stock. All share and per share information included in the consolidated financial statements has been restated to give effect to the reverse stock split. The Company was previously authorized to issue 5,000,000 shares of preferred stock with a par value of $.01, and no such shares were issued.

         On November 5, 2001, the Class B Common Stock shareholders voluntarily converted their shares, pursuant to the terms of the Company's Articles of Incorporation, into shares of Class A Common Stock on a one-for-one basis.

         Convertible Preferred Stock - Each share of the Series A Preferred Stock will be automatically converted into 25 shares (subject to adjustment upon the happening of certain dilutive events) of Class A Common Stock immediately upon the effectiveness of a proposed amendment to the Company's Articles of Incorporation, which will increase the number of authorized shares of Class A Common Stock from 60,000,000 shares to 150,000,000 shares and is expected to be approved by the Company's shareholders at the Company's 2002 annual meeting (See Note
         14). Each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Class A Common Stock into which such share of Series A Preferred Stock is then convertible. The conversion rate is subject to adjustment under certain circumstances. If and when the Board of Directors declares a cash dividend on the shares of Class A Common Stock, then the shareholders of Series A Preferred Stock are entitled to receive a cash dividend per share equal to the amount such shareholders would have received had such shareholders converted their Series A Preferred Stock into Class A Common Stock immediately prior to such distribution. The Series A Preferred Stock has a preference in liquidation, prior to the Series B Preferred Stock, up to an amount equal to the amount such shareholder would have received had such shareholder converted its Series A Preferred Stock into Class A Common Stock immediately prior to such distribution.

         Redeemable Preferred Stock - The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after the shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC, which subsequent to year-end, acquired a controlling interest in the Company (see Note 14), nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or (ii) the distribution of assets to holders of the Company's capital stock upon the sale of substantially all the Company's assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC's internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC's internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the Restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

         Stock Options - In 1987, the Company adopted the 1987 Stock Option Plan (the "1987 Plan"), which provides for the issuance of options to purchase up to 68,750 shares of Class A Common Stock to certain executive officers and key employees. Stock options granted under the 1987 Plan are exercisable at a price equal to market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years and vest over a period of 1 to 5 years.

         In fiscal 1990, the Company adopted the 1989 Stock Option Plan (the "1989 Plan"), which provides for the issuance of options to purchase up to 150,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1989 Plan are exercisable at a price established by the Board of Directors which shall not be less than 85% of the market value on the date of grant for a period determined by the Board of Directors, not to exceed 10 years and vest over a period of 3 to 5 years.

         During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of options to purchase up to 200,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the

         Compensation and Stock Option Committee, not to exceed 10 years and vest over a period of 1 to 5 years.

         On November 6, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers, key employees and consultants in connection with the debt and equity restructuring described in Note 14. Stock options granted under the 2001 Plan are exercisable at a price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for the Company's shares of Class A Common Stock. The options generally vest one-fourth annually beginning on November 6, 2002 and expire on November 6, 2011. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of the change in control.

         The status of the stock option plans existing as of August 31, 2001 was as follows:

                                                                                Number           Weighted Average
                                                          Price Range         of Shares           Exercise Price
  Outstanding as of August 31, 1998                      $   10.50-79.00        270,914         $         38.28
    Granted                                                  26.75-44.50         26,125                   39.32
    Exercised                                                10.50-29.00        (30,337)                  15.68
    Cancelled                                                29.00-79.00        (14,824)                  58.60
                                                        -----------------    -------------     ---------------------
                                                             10.50-79.00        251,878                   39.88
  Outstanding as of August 31, 1999
    Granted                                                   6.25-22.00         25,125                   19.76
    Exercised                                                      15.00        (11,650)                  15.00
    Cancelled                                                20.25-79.00        (22,706)                  40.56
                                                        -----------------    -------------     ---------------------
                                                              6.25-79.00        242,647                   38.96
  Outstanding as of August 31, 2000
    Granted                                                  3.12-  5.20         38,000                    3.16
    Cancelled                                                 3.12-79.00        (85,122)                  32.81
                                                        -----------------    -------------     ---------------------
  Outstanding as of August 31, 2001                      $    3.12-79.00        195,525         $         34.68
                                                        =================    =============     =====================

  Exercisable as of August 31, 2001                      $    6.25-79.00        141,517         $         41.08
  Exercisable as of August 31, 2000                          10.50-79.00        203,772                   38.88
  Exercisable as of August 31, 1999                          10.50-79.00        215,113                   37.08

  Available for grant after August 31, 2001,
    excluding options available under the 2001 Plan                              63,625

         The following table summarizes information about stock options outstanding as of August 31, 2001:

                                                                                         Options Exercisable
                                                                                     -------------------------------
                                                    Weighted
                                                    Average           Weighted                         Weighted
           Range of                                Remaining          Average                          Average
           Exercise              Shares           Contractual         Exercise          Shares         Exercise
            Prices            Outstanding          Life-Years          Price          Exercisable       Price
          $ 3.12 - 22.00          78,700              5.5             $ 12.80            35,917         $ 19.24
           26.75 - 40.00          28,575              3.5               32.32            28,200           32.52
           40.50 - 79.00          88,250              5.4               54.68            77,400           54.32
      -------------------    ---------------     ---------------    -------------    --------------    -------------
          $ 3.12 - 79.00         195,525              5.2             $ 34.68           141,517         $ 41.08
      ===================    ===============     ===============    =============    ==============    =============

         The Company has adopted the disclosure - only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected in the consolidated financial statements for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and net (loss) income per share for the years ended August 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                           2001                  2000                  1999

        Net (loss) income:
          As reported                               $(74,513,048)         $(104,970,576)            $  5,580,357
          Pro forma                                  (74,609,000)          (105,280,000)               5,376,000

        Net (loss) income per share - diluted:
          As reported                               $     (14.65)         $      (20.65)            $       1.12
          Pro forma                                       (14.67)                (20.71)                    1.06

         The weighted-average fair value per share of stock options granted during the years ended August 31, 2001, 2000 and 1999 was $2.52, $12.32, and $12.88, respectively. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the vesting period of the stock options.

         For the purpose of these disclosures, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2001, 2000 and 1999:

                                                     2001     2000      1999

          Expected volatility                          75%      67%       26.8%
          Risk-free interest rate                     5.5%     5.9%        5.5%
          Dividend rate during the expected term        0%       0%     1.6410%
          Expected life in years                        9        9           9

11.      INCOME TAXES

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

         Income tax benefit (expense) for the years ended August 31, 2001, 2000 and 1999 was as follows:

       Current benefit (expense):
         Federal                                          $ 2,092,000        $     677,000        $ (1,145,000)
         State
                                                          -----------        -------------        ------------
                Total current benefit (expense)             2,092,000              677,000          (1,145,000)
                                                          -----------        -------------        ------------
       Deferred benefit (expense):
         Federal                                           26,205,000           10,484,000          (1,978,000)
         State                                              6,595,000              839,000            (495,000)
                                                          -----------        -------------        ------------
                Total deferred benefit (expense)           32,800,000           11,323,000          (2,473,000)
                                                          -----------        -------------        ------------
       Total benefit (expense) for income taxes           $34,892,000        $  12,000,000          (3,618,000)
                                                          ===========        =============        ============

         A tax benefit of approximately $2,092,000 was recognized during the year ended August 31, 2001 for certain refunds related to farm loss carrybacks which were received during the year.

         A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ending August 31, 2001, 2000 and 1999 was as follows:

                                                                 2001             2000            1999
          Federal income tax rate                                34.0%             34.0%          (34.0)%
          Losses for which no benefit was provided               (8.0)            (24.2)
          State income taxes, net of Federal tax benefit          4.0               0.5            (5.2)
          Other                                                   1.9                              (0.1)
                                                              ------------     ------------    ------------
          Effective income tax rate -benefit (expense)           31.9%             10.3%          (39.3)%
                                                              ============     ============    ============

         Temporary differences that give rise to deferred income tax assets and liabilities as of August 31, 2001 and 2000 consisted of the following:

                                                                                2001                 2000
              Deferred income tax assets:
                Accounts receivable allowances                              $     406,000         $    98,000
                Inventories                                                    20,187,000           27,132,000
                Intangible assets                                               3,972,000
                Accrued liabilities                                             2,714,000            4,356,000
                Federal net operating loss carryforwards                       37,440,000           16,856,000
                State net operating loss carryforwards                          5,737,000            2,744,000
                Federal alternative minimum tax credit carryforwards            2,276,000            3,739,000
                Federal investment tax credit carryforwards                        37,000               37,000
                                                                          ----------------     ---------------
                       Total deferred income tax assets                        72,769,000           54,962,000
                                                                          ----------------     ---------------

              Deferred income tax liabilities:
                Property and equipment                                         (1,549,000)         (24,189,000)
                Prepaid expenses                                                  (13,000)             (13,000)
                                                                          ----------------     ---------------
                       Total deferred income tax liabilities                   (1,562,000)         (24,202,000)
                                                                          ----------------     ---------------

              Deferred income tax assets - net                                 71,207,000           30,760,000
              Valuation allowance                                             (38,407,000)         (30,760,000)
                                                                          ----------------     ---------------
              Net deferred income tax assets recognized in the
                consolidated balance sheets                                 $  32,800,000         $          0
                                                                          ================     ===============

         As of August 31, 2001, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $110,116,000, which expire in 2020 and 2021, available to offset future federal taxable income. As of August 31, 2001, the

         Company also had approximately $101,629,000 of state net operating loss carryforwards available to offset future taxable income for state income tax purposes, which expire in 2020 and 2021. In addition, as of August 31, 2001, the Company had approximately $2,276,000 of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

         As described in Notes 9 and 14, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in debt forgiveness income of differing amounts for financial and income tax reporting purposes that will reduce the available net operating loss carryforwards. The estimated tax effect of this income results in the recognition of a tax benefit of approximately $32,800,000 for financial reporting purposes as of August 31, 2001. The "change of ownership" provisions of the Tax Reform Act of 1986 will significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards that remain after the debt and equity restructuring.

12.      EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The Company contributed approximately $419,000, $561,000 and $572,000 to the plan during the years ended August 31, 2001, 2000 and 1999, respectively.

         On April 14, 2000, the Board of Directors of the Company approved a Severance and Stay Bonus Plan (the "Plan") that provided for discretionary bonuses to be paid to certain employees if they continued to be employed by the Company until there was a change in control, as defined in the agreement. The Plan also provided for specified payments to certain employees, if they were terminated as a result of a change in control or during a period of time subsequent to the change in control, as defined in the agreement. Bonuses aggregating approximately $720,000 were expensed as of November 6, 2001, the date of the change in control as described in Note 14, and subsequently paid to certain employees. The Plan was terminated in its entirety after such payments were made and no additional payments are required under the Plan.

13.      COMMITMENTS

         Supply Contracts - The Company has multiple-year crop purchase contracts with 47 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,960 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. In September 2000, the Company was unable to make certain payments due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required under the contract for the 2000 calendar year crop. The contracted growers did, however, harvest and deliver their 2000 and 2001 calendar year crops to the Company and the Company made the rescheduled 2000 calendar year crop payments in full to the growers during the year ended August 31, 2001. The Company is, however, in default under the terms of the grower contracts. The Company intends to seek the necessary waivers from the growers for the default. The ultimate resolution of this matter is currently undeterminable.

         Leasing Activities - On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums which are dependent upon the statewide average crop yield. Rent expense for the years ended August 31, 2001,

         2000 and 1999 was approximately $250,000, $225,000 and $368,000, respectively. In 2000, the Company determined that it was no longer economically feasible to operate these marshes and is currently in negotiations with the lessor to terminate the lease on or about December 31, 2001. Accordingly, the remaining unamortized cost of the leasehold interests of approximately $581,000 was expensed as cost of sales during the year ended August 31, 2000.

         On September 5, 1991, the Company entered into a net lease, which was amended in July 1993, with Equitable Life Assurance Society of the United States ("Equitable") for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership ("Cranberry Hills"), a partnership controlled by the Company's CEO and two former directors. The lease, which expired December 31, 2000, provided for rent payments to Equitable of $400,000 and $371,000 during the years ended August 31, 2000 and 1999 respectively. There were no payments required during the year ended August 31, 2001. Management fees paid to Cranberry Hills during the year ended August 31, 1999 aggregated approximately $95,000. There were no management fees required to be paid during the years ended August 31, 2001 or 2000, and there are no future payments required. On January 26, 2001, the Company entered into a management agreement with Equitable for the management of the cranberry marsh. The agreement, which expires on December 31, 2001, requires the Company to manage, operate and harvest the marsh. The agreement requires the Company to purchase the harvest from Equitable at a price equivalent to what the Company will pay the independent growers as described in the Supply Contracts above, with revenues and expenses to be shared, as defined in the agreement.

14.      SUBSEQUENT EVENTS

         On November 6, 2001, the Company completed a debt and equity restructuring, in which the debt restructuring (see Note 9) was accomplished though the exchange by the participants of the Company's then current bank group of approximately $153.8 million of total outstanding revolving credit agreement indebtedness for a total of approximately $38.4 million in cash, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of approximately $25.7 million and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company's fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners, of the Company's bank group indebtedness. Sun Northland then invested $7 million of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt of which approximately $81.5 million was forgiven for financial reporting purposes, in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.5% of the Company's fully-diluted common shares. The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company. After giving effect to the debt and equity restructuring transactions, as well as the anticipated future issuances of common stock options to certain executive officers and key employees of the Company (see Note 10), the Company's existing shareholders' ownership percentage is expected to constitute approximately 5% of the Company's fully-diluted common shares.

         In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20.7 million in outstanding borrowings under two term loans with an insurance company (see Note 9).

         The Company paid an affiliate of Sun Northland a fee of $700,000 as consideration of certain services performed in connection with structuring and negotiating the restructuring. As part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1 million a year unless approved by a majority of the Company's directors who are not affiliates of Sun Capital Partners Management, LLC. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company's voting power.

         Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation ("Foothill") and Ableco Finance LLC ("Ableco"). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 9). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase up to a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares at an exercise price equal to $0.01 per share. The warrants expire on November 6, 2011. The Company also issued fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes will be discounted for financial reporting purposes and charged to operations as additional interest expense over the terms of the related debt.

         In connection with the "change in control," the Company entered into a severance and noncompetition agreement with the Company's Chief Executive Officer, that provides for certain benefits under certain circumstances, as defined in the agreement in the event employment is terminated prior to November 6, 2002.


                                   * * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

         Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption "Proposal One: Election of Directors" in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year. The information required by Item 405 of Regulation S-K is also incorporated by reference to the information set forth under the caption "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement; provided, however, that the subsections titled "Executive Compensation - General" and "Executive Compensation - Fiscal 2001 Compensation Generally" shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Stock Ownership of Management and Others" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1) The financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 2001 and 2000, consolidated statements of operations, cash flows and shareholders' equity for the fiscal years ended August 31, 2001, 2000 and 1999, notes to consolidated financial statements and independent auditors' report, are filed herewith.

         (a)(2) Schedule II, Valuation and Qualifying Accounts, is filed herewith. We have omitted other schedules because they are not required or not applicable, or the information required to be shown is included in our financial statements and related notes.

         (a)(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

         (b) We filed the following Current Reports on Form 8-K during the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002 to the date of this Form 10-K:


   Date Filed        Date of Report                        Item

  June 11, 2001       June 8, 2001      Item 5 - Second Amendment to Forbearance
                                        Agreement and Limited Waiver, Third
                                        Amendment to Forbearance Agreement and
                                        sale of Mountain Home, North Carolina
                                        plant and private label sauce business.

November 6, 2001    November 6, 2001    Item 5 - One-for-four reverse stock
                                        split, voluntary delisting of the Class
                                        A Common Stock from The Nasdaq Stock
                                        Market and quotation on the Over-The-
                                        Counter Bulletin Board.

November 7, 2001    November 6, 2001    Item 5 - Change of control transaction
                                        with Sun Northland, LLC.

November 21, 2001   November 6, 2001    Item 2 - Change of control transaction
                                        with Sun Northland, LLC.



* We will furnish to shareholders the Exhibits to this Form 10-K, including long-term debt instruments disclosed in Exhibit 4.5, on request and advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Kenneth A. Iwinski, Vice President-Legal and Secretary, Northland Cranberries, Inc., 800 First Avenue South, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NORTHLAND CRANBERRIES, INC.


Date:  December 13, 2001                     By: /s/ John Swendrowski
                                                 -------------------------------
                                                     John Swendrowski
                                                     Chairman of the Board and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on December 13, 2001 below by the following persons on behalf of the Company and in the capacities indicated.



By:  /s/ John Swendrowski                   By:   /s/ Richard P. Teske
   -----------------------------------         ---------------------------------
     John Swendrowski                              Richard P. Teske
     Chairman of the Board,                        Chief Financial Officer
     Chief Executive Officer and Director


By:   /s/ Marc J. Leder                      By:  /s/ David L. Kreilein
   ---------------------------------            --------------------------------
       Marc J. Leder                                David L. Kreilein
       Director                                     Director



By: /s/ Clarence E. Terry                   By:  /s/ Kevin J. Calhoun
   -----------------------------------         ---------------------------------
     Clarence E. Terry                             Kevin J. Calhoun
     Director                                      Director



By: /s/ Rodger R. Krouse
   -----------------------------------
     Rodger R. Krouse
     Director

                          NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                    Year ended August 31,
                                                                           2001                2000               1999
Valuation accounts deducted in the consolidated
  balance sheets from assets to
  which they apply:
Accounts receivable - allowance for doubtful accounts:
   Balances at beginning of year                                    $     (250,000)    $     (600,000)    $          -
   Additions - charged to expense                                         (955,000)          (645,000)        (600,000)
   Deductions - amounts written off, net of recoveries                     905,000            995,000                -
                                                                    ----------------------------------------------------
   Balances at end of year                                           $    (300,000)    $     (250,000)    $   (600,000)
                                                                    ====================================================
Deferred income taxes - valuation allowance:
   Balances at beginning of year                                     $ (30,760,000)    $            -     $          -
   Additions - allowance established                                    (7,647,000)       (30,760,000)               -
                                                                    ----------------------------------------------------
   Balances at end of year                                           $ (38,407,000)    $  (30,760,000)    $          -
                                                                    ====================================================

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION

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

2.4 Stock Purchase Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.5 Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, LaSalle Bank National Association, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association. [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.6 Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit
         2.3 to the Company's Current Report on Form 8-K dated November 21,
         2001.]

2.7 Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, Wells Fargo Bank Minnesota, National Association, Endeavor, L.L.C., Bank One Wisconsin and M&I Marshall & Ilsley Bank. [Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.8 Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit
         2.5 to the Company's Current Report on Form 8-K dated November 21,
         2001.]

3.1 Articles of Amendment to the Company's Articles of Incorporation effecting the one-for-four reverse stock split, effective November 5, 2001. [Incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated November 21, 2001.]

EXHIBIT NO.                            DESCRIPTION

3.2 Articles of Amendment to the Company's Articles of Incorporation creating the Series A Preferred Stock, effective November 5, 2001. [Incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K dated November 21, 2001.]

3.3 Articles of Amendment to the Company's Articles of Incorporation creating the Series B Preferred Stock, effective November 5, 2001. [Incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated November 21, 2001.]

3.4      Articles of Incorporation, as amended, dated November 5, 2001.

3.5      Amendments to By-Laws of the Company, effective November 6, 2001.

3.6      By-Laws of the Company, as amended, effective November 6, 2001.

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

4.5 Modification Agreement, dated as of November 6, 2001, between the Company and Equitable Life Assurance Society of the United States.

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

4.8 Loan and Security Agreement, dated as of November 6, 2001, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as arranger and administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.9 Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among the Company, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.10 Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Foothill Capital Corporation. [Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.11 Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Ableco Finance LLC. [Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated November 21, 2001.]

         Other than as set forth in Exhibits 4.1 through 4.9, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements, collateral pledges and mortgages, including amendments and restatements of previously executed security agreements, collateral pledges and mortgages, were entered into in connection with (i) debt financing provided by U.S. Bank National Association, and are disclosed in the Amended and Restated Credit Agreement filed as Exhibit 4.9 to this Form 10-K; (ii) and financing provided by Foothill Capital Corporation and Ableco Finance LLC, and are disclosed in the Loan and Security Agreement filed as Exhibit 4.8 to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

*10.1 1987 Stock Option Plan, dated June 2, 1987, as amended. [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

*10.2 Forms of Stock Option Agreement, as amended, under 1987 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

*10.3 Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John B. Stauner, John Swendrowski and William J. Haddow, modifying Stock Option Agreements previously entered into between the parties. [Incorporated by reference to Exhibit 10.3 to the Company's Form 10- K for the fiscal year ended August 31, 1996.]

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

*10.8 Northland Cranberries, Inc. 2001 Stock Option Plan. [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

10.9 Lease, dated March 31, 1994 between Nantucket Conservation Foundation, Inc. and the Company. [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 1994.]

10.10 Amendment, dated September 7, 2001, to Lease, dated March 31, 1994 between Nantucket Conservation Foundation, Inc. and the Company.

*10.11 Severance and Noncompetition Agreement, dated as of November 6, 2001, by and between the Company and John Swendrowski.

10.12 Stockholders' Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, the minority shareholders listed therein and the Company. [Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

10.13 Registration Agreement, dated as of November 6, 2001, by and among the Company, Sun Northland, LLC and the other investors signatory thereto. [Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.14 Management Services Agreement, dated as of November 6, 2001, by and between Northland Cranberries, Inc. and Sun Capital Partners Management, LLC. [Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

21 Subsidiaries of the Company. [Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1999.]

23       Consent of Deloitte & Touche LLP.

99 Definitive Proxy Statement for the Company's 2002 annual meeting of shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.