Form 10-Q
period 2001-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2002-01-14
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2001
                               ---------------------

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

Class A Common Stock            January 14, 2002                      49,826,455

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE


     Item 1.  Financial Statements......................................       3

              Condensed Consolidated Balance Sheets.....................       3

              Condensed Consolidated Statements of Operations...........       4

              Condensed Consolidated Statements of Cash Flows...........       5

              Condensed Consolidated Statement of Shareholders' Equity..       6

              Notes to Condensed Consolidated Financial Statements......  7 - 20

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................... 21 - 26

     Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk..............................................      26

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................      27

     Item 2.  Changes in Securities and Use of Proceeds................. 27 - 28

     Item 3.  Defaults Upon Senior Securities...........................      28

     Item 6.  Exhibits and Reports on Form 8-K.......................... 28 - 29

              SIGNATURE.................................................      30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                    (Unaudited)
                                                    November 30,    August 31,
                                                        2001           2001
                                                    ------------    ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                           $     378      $   1,487
  Accounts receivable                                    11,355         10,630
  Current portion of note receivable and
   accounts receivable - other                            9,114          8,530
  Inventories                                            23,038         24,382
  Prepaid expenses and other current assets                 912            879
  Deferred income taxes                                       -         32,800
  Assets held for sale                                    5,745          5,830
                                                      ---------      ---------
     Total current assets                                50,542         84,538
Note receivable, less current portion                    22,000         23,000
Property and equipment, net                              70,885         71,907
Other assets                                                970            970
Debt issuance costs, net                                  5,052              -
                                                      ---------      ---------
      Total assets                                    $ 149,449       $180,415
                                                      =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)

Current liabilities:
  Revolving line of credit facility                   $   8,327      $       -
  Accounts payable                                        8,531          6,929
  Accrued liabilities                                    13,017         12,589
  Current maturities of long-term debt                   17,826         33,375
                                                      ---------      ---------
      Total current liabilities                          47,701         52,893
Long-term debt, less current maturities                  64,544         64,589
Obligations subsequently forgiven or
 exchanged for common stock                                   -         84,087
Redeemable preferred stock - Series B,
 100 and 0 shares issued and outstanding,
 respectively                                                 -              -
                                                      ---------      ---------
      Total liabilities                                 112,245        201,569
                                                      ---------      ---------
Shareholders' equity:
  Convertible preferred stock - Series A,
   1,668,885 and 0 shares issued and
   outstanding, respectively                                 17              -
  Common stock - Class A, $.01 par value,
   49,826,455 and 4,925,555 shares issued and
   outstanding, respectively                                498             49
  Common stock - Class B, $.01 par value,
   0 and 159,051 shares issued and outstanding,
   respectively                                               -              2
  Additional paid-in capital                            155,302        149,129
  Accumulated deficit                                  (118,613)      (170,334)
                                                      ---------      ---------
      Total shareholders' equity (deficiency
       in assets)                                        37,204        (21,154)
                                                      ---------      ---------
  Total liabilities and shareholders' equity
   (deficiency in assets)                             $ 149,449      $ 180,415
                                                      =========      =========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                         Three months ended
                                                    November 30,    November 30,
                                                        2001           2000
                                                    ------------    ------------

Net revenues                                          $  30,316       $  41,710

Cost of sales                                            20,733          31,864
                                                      ---------       ---------

Gross profit                                              9,583           9,846

Selling, general and administrative expenses              5,921           6,077
Gain on disposals of property and equipment                   -            (410)
                                                      ---------       ---------

Income from operations                                    3,662           4,179

Interest expense                                          3,090           4,685
Interest income                                            (650)           (694)
                                                      ---------       ---------

Income before income taxes and extraordinary
 item                                                     1,222             188

Income taxes                                                  -               -
                                                      ---------       ---------

Income before extraordinary item                          1,222             188

Extraordinary gain on forgiveness of
 indebtedness, net of $32,800 in income
 taxes                                                   50,499               -
                                                      ---------       ---------

Net income                                            $  51,721       $     188
                                                      =========       =========

Net income per common share:
  Basic:
    Income before extraordinary gain                  $    0.07       $    0.04
    Extraordinary gain                                     2.99               -
                                                      ---------       ---------

           Net income                                 $    3.06       $    0.04
                                                      =========       =========

  Diluted:
    Income before extraordinary gain                  $    0.04       $    0.04
    Extraordinary gain                                     1.66               -
                                                      ---------       ---------

           Net income                                 $    1.70       $    0.04
                                                      =========       =========

Shares used in computing net income
 per common share:
    Basic                                            16,884,777      5,084,773
    Diluted                                          30,492,464      5,084,773


            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                         Three months ended
                                                    November 30,    November 30,
                                                        2001           2000
                                                    ------------    ------------

Operating activities:
  Net income                                         $  51,721       $     188
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of property
     and equipment                                       1,028           2,115
    Amortization of intangible assets                        -             213
    Amortization of debt issuance costs and
     debt discount                                         156               -
    Gain on disposals of property and equipment              -            (410)
    Extraordinary gain on forgiveness of
     indebtedness                                      (50,499)              -
    Changes in assets and liabilities:
      Receivables, prepaid expenses and other
       current assets                                     (837)          4,699
      Inventories                                        1,344            (101)
      Accounts payable and accrued liabilities           2,396          (6,633)
                                                     ---------       ---------
    Net cash provided by operating activities            5,309              71
                                                     ---------       ---------

Investing activities:
   Collections on note receivable                          500             250
   Property and equipment purchases                         (6)           (183)
   Proceeds from disposals of assets held for
    sale and of property and equipment                      79             455
                                                     ---------       ---------
         Net cash provided by investing activities         573             522
                                                     ---------       ---------

Financing activities:
   Net increase in borrowings under revolving
    line of credit facility                              8,327               -
   Proceeds from issuance of long-term debt             20,000               -
   Payments on long-term debt and other
    obligations                                         (1,231)           (289)
   Net payment to banks in settlement of
    revolving credit facility                          (38,388)              -
   Payments for debt issuance costs                     (1,259)              -
   Proceeds from issuance of preferred stock             2,942               -
   Proceeds from issuance of common stock                2,618               -
                                                     ---------       ---------

         Net cash used in financing activities          (6,991)           (289)
                                                     ---------       ---------

Net (decrease) increase in cash and cash
 equivalents                                            (1,109)            304
Cash and cash equivalents, beginning of period           1,487             164
                                                     ---------       ---------

Cash and cash equivalents, end of period             $     378       $     468
                                                     =========       =========

                            See notes to condensed consolidated financial
statements.

                                     NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                THREE MONTHS ENDED NOVEMBER 30, 2001
                                       (DOLLARS IN THOUSANDS)
                                             (Unaudited)


                                                                                           Total
                          Convertible                                      Retained     Shareholders'
                           Preferred    Common    Common    Additional     Earnings        Equity
                            Stock -     Stock -   Stock -    Paid-in     (Accumulated    (Deficiency
                           Series A     Class A   Class B    Capital       Deficit)      in Assets)
                          -----------   -------   -------   ----------   ------------   -------------

BALANCE, AUGUST 31,
 2001                        $   -       $  49     $   2     $149,129     $(170,334)       $(21,154)

Conversion of Class
 B common stock to
 Class A common stock
 (159,051 shares)                -           2        (2)           -             -               -

Issuance of Class A
 common stock for
 fractional shares
 due to reverse stock
 split (167 shares)              -           -         -            -             -               -

Exchange of debt for
 Class A common stock
 (7,618,987 shares)              -          76         -          600             -             676

Issuance of Class A
 common stock
 (37,122,695 shares)             -         371         -        2,247             -           2,618

Issuance of warrants
 to purchase 5,086,106
 shares of Class A
 common stock                    -           -         -          401             -             401

Issuance of convertible
 preferred stock -
 Series A (1,668,885
 shares)                        17           -         -        2,925             -           2,942

Net income                       -           -         -            -        51,721          51,721
                             -----       -----     -----     --------     ---------        --------

BALANCE, NOVEMBER 30,
 2001                        $  17       $ 498     $   -     $155,302     $(118,613)       $ 37,204
                             =====       =====     =====     ========     =========        ========


                      See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of November 30, 2001 and August 31, 2001 and its related results of operations and cash flows for the three months ended November 30, 2001 and 2000. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2001 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Business Risks - Production levels of cranberries combined with on-hand levels of inventories continue to exceed industry demand. The Company currently operates in a marketplace that has experienced increased levels of competitive price discounting and selling activities as the industry responds to the excess cranberry supply levels.

     The Company did not make its scheduled principal and interest payments on a revolving credit facility with various banks and certain term loans payable to an insurance company during the year ended August 31, 2001, and the Company was not in compliance with several provisions of such debt agreements as of and for the years ended August 31, 2001 and 2000. Under the terms of the Company's debt agreements, the lenders had the ability to call all outstanding principal and interest thereunder immediately due and payable. Throughout fiscal 2001, management explored various alternatives with respect to obtaining additional equity and debt financing, and continued efforts to restructure and/or refinance its debt facilities, reduce costs and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock. On November 6, 2001, as described in Notes 2 and 7, the Company completed a debt and equity restructuring. Management believes, as a result of the restructuring, the Company's debt facilities and expected cash flows from operations will be sufficient to support the Company's liquidity requirements for the remainder of the year ending August 31, 2002.

     Debt Issuance Costs - Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $135,000 as of November 30, 2001.

     Net Income Per Common Share - Net income per common share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 8.

     The weighted average shares outstanding used in calculating net income per common share for the three months ended November 30, 2001 and 2000 consisted of the following:

                                                November 30,    November 30,
                                                    2001           2000
     Basic:
       Shares outstanding at beginning of
        period                                    5,084,606       5,084,606
       Issuance of fractional shares due to
         reverse stock split                            167             167
       Issuance of new shares                    11,800,004               -
           Total
                                                 ----------      ----------
                                                 16,884,777       5,084,773
     Effect of dilution:
       Convertible preferred stock               11,003,637               -
       Warrants                                   1,335,266               -
       Options                                    1,268,784               -
                                                 ----------      ----------
          Diluted                                30,492,464       5,084,773
                                                 ==========      ==========

     New Accounting Standards - Effective in the fourth quarter of the year ended August 31, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-14 provides guidance on the financial reporting of the cost of consumer coupons, among other items, in the consolidated statements of operations. EITF Issue No. 00-25 provides guidance on the financial reporting of the costs associated with sales incentives provided to customers in the consolidated statements of operations. Under the new accounting standards, the cost of consumer coupons and sales incentives provided to retailers are reported as a reduction in net revenues. The Company previously reported the cost of consumer coupons and sales incentives provided to retailers as selling, general and administrative expenses. Prior year condensed consolidated financial statements have been reclassified to conform to the new requirements, and as a result, approximately $3,052,000 of amounts previously reported as selling, general and administrative expenses during the three months ended November 30, 2000, have been reclassified and reported as a reduction of net revenues.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period the asset was acquired. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt SFAS No. 143, effective September 1, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact, if any, on its consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt SFAS No. 144, effective September 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material impact, if any, on its consolidated financial statements.

     Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

2.   DEBT AND EQUITY RESTRUCTURING

     On November 6, 2001, the Company completed a debt and equity restructuring. The debt restructuring (see Note 7) was accomplished through the exchange by the participants of the Company's then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company's fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners, of the Company's bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock (see Note 8) and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.5% of the Company's fully-diluted common shares. The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company. After giving effect to the debt and equity restructuring transactions, as well as the anticipated future issuances of common stock options to certain executive officers and key employees of the Company (see Note 8), the Company's existing shareholders' ownership percentage is expected to constitute approximately 5% of the Company's fully-diluted common shares.

     In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20,680,000 in outstanding borrowings under two term loans with an insurance company (see Note 7).

     The Company paid an affiliate of Sun Northland a fee of $700,000 as consideration for certain services performed in connection with structuring and negotiating the restructuring transaction. Additionally, as part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1,000,000 per year unless approved by a majority of the Company's directors who are not affiliates of Sun Capital Partners Management, LLC. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company's voting power.

     Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation ("Foothill") and Ableco Finance LLC ("Ableco"). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 7). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

3.   DISPOSITION OF PRIVATE LABEL JUICE BUSINESS AND RELATED LEGAL PROCEEDINGS

     On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 which is to be collected over six years and which bears interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date.

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

     As of November 30, 2001, the note receivable from Cliffstar had an outstanding balance of $25,500,000, and the Company had other outstanding accounts receivable due from Cliffstar aggregating approximately $5,411,000. The action remains in the discovery stages. It is the opinion of the Company's management, after consulting with outside legal counsel, that, (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accounts receivable due from Cliffstar as of November 30, 2001 are collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims and to pursue any claims the Company may have against Cliffstar, including any actions to collect the amounts outstanding.

     Cliffstar made the required $250,000 principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company has received all scheduled principal payments, together with accrued interest at 10%. The Company has recognized interest income on the note receivable at a rate of 10% for financial reporting purposes, pending the resolution of this matter.

     Although the note is in default, the Company has classified the balance outstanding in the accompanying condensed consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received, unless the court rules otherwise.

4. DISPOSITION OF PRIVATE LABEL CRANBERRY SAUCE BUSINESS AND RELATED MANUFACTURING FACILITY

     On June 8, 2001, the Company sold the net assets of its private label cranberry sauce business and a related manufacturing facility in Mountain Home, North Carolina. The Company had net revenues of approximately $4,843,000 during the three months ended November 30, 2000, related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company's accounting system does not segregate such items by type of product.

5.   INVENTORIES

     Inventories as of November 30, 2001 and August 31, 2001 consisted of the following (in thousands):

                                       November 30,          August 31,
                                           2001                 2001
                                       ------------          ----------

     Raw materials                       $ 19,986             $ 18,677
     Finished goods                         3,052                3,281
     Deferred crop costs                        -                2,424
                                         --------             --------
     Total inventories                   $ 23,038             $ 24,382
                                         ========             ========

6.   RESTRUCTURING CHARGES

     During the year ended August 31, 2000, the Company recorded an $8,250,000 pre-tax restructuring charge, consisting primarily of a $6,000,000 impairment writedown of a manufacturing facility in Bridgeton, New Jersey that discontinued production and closed on November 22, 2000, and $2,250,000 of plant closing costs and employee termination benefits. Approximately 130 employees received notification of their termination during the year ended August 31, 2000 as a result of the restructuring plan, primarily at the closed manufacturing facility and in the Company's sales department. All of the plant closing costs and employee termination benefits provided for at the time of the restructuring were paid during the year ended August 31, 2001, with the exception of approximately $456,000 of estimated obligations under a defined benefit pension plan which covered certain former Bridgeton employees, of which approximately $37,000 was paid during the three months ended November 30, 2001.

7. REVOLVING LINE OF CREDIT FACILITY, LONG-TERM DEBT AND OBLIGATIONS SUBSEQUENTLY FORGIVEN OR EXCHANGED FOR COMMON STOCK

     Long-term debt and obligations subsequently forgiven or exchanged for common stock as of November 30, 2001 and August 31, 2001 consisted of the following (in thousands):

                                               November 30,    August 31,
                                                   2001           2001
                                               ------------    ----------

     Term loans payable                          $ 19,208       $      -
     Fee notes payable                              3,547              -
     Restructured bank notes                       33,300              -
     Restructured insurance company note           20,675              -
     Revolving credit facility with banks               -        139,305
     Term loans payable to insurance
      company                                           -         19,096
     Other obligations                              5,640          9,469
     Accrued interest on restructured
      obligations                                       -         14,181
                                                 --------       --------
     Total                                         82,370        182,051
     Less obligations subsequently forgiven
      or exchanged for common stock                     -         84,087
                                                 --------       --------
     Amounts to be paid                            82,370         97,964

     Less current maturities of long-term debt     17,826         33,375
                                                 --------       --------

     Long-term debt                              $ 64,544       $ 64,589
                                                 ========       ========

     As of August 31, 2001, the Company was not in compliance with various financial covenants contained in the agreements covering the revolving credit facility and the term loans payable to an insurance company and, accordingly, the borrowings thereunder were due on demand. However, as described below, these obligations were subsequently restructured on November 6, 2001 (see Note 2). Accordingly, the Company classified its long-term debt as of August 31, 2001, based on the terms of the subsequent restructuring.

     Under the terms of the amended revolving credit facility, interest was accrued and recorded at the banks' domestic rate (which approximated prime, as defined), plus 3.25%, while the loan was in default. The outstanding accrued interest due the banks aggregated approximately $12,891,000 as of August 31, 2001 and approximately $14,450,000 as of the November 6, 2001 restructuring date.

     The Company had a term loan with an insurance company payable in semi-annual installments, including interest at 8.08%, through July 1, 2004. In addition, the Company had a term loan with the same insurance company payable in semi-annual installments, including interest at 7.86%, through August 1, 2008. The outstanding principal balances on the 8.08% term loan and the 7.86% term loan were $11,376,865 and $7,718,808, respectively as of August 31, 2001. The insurance company term loans provided for an additional 5% default interest to be paid on any unpaid scheduled principal and interest payments, which aggregated approximately $2,234,000 as of August 31, 2001. Interest on the remaining principal balances, which aggregated approximately $17,679,000 as of August 31, 2001, continued to accrue at the contracted rates. The outstanding accrued interest, including the additional default interest due, on the insurance company term loans aggregated approximately $1,279,000 as of August 31, 2001 and approximately $1,584,000 as of the November 6, 2001 restructuring date.

     Certain banks participating in the revolving credit facility agreed to accept aggregate cash payments of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,291,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,332,000), net of legal fees, other direct costs and income taxes, was recognized in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings," as an extraordinary gain during the three months ended November 30, 2001.

     Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company's newly issued Class A Common Stock and new notes (the "Restructured Bank Notes") with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes will be less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the three months ended November 30, 2001. The future cash payments required under the Restructured Bank Notes are to be applied against the Company's adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate.

     Payments are due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (6% as of November 30, 2001), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $19,345,000 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of 0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment.

     On November 6, 2001, the Company and the insurance company holding the two term loans entered into a new loan agreement which restructured and modified the terms of the two original loan agreements (with an aggregate outstanding principal and interest balance of approximately $20,680,000 as of the restructuring date) under which the Company issued a new note to the insurance company (the "Restructured Insurance Company Note") with a stated principal amount of approximately $19,096,000 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year of the Restructured Insurance Company Note. The Restructured Insurance Company Note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11,650,000 due November 1, 2007. The Restructured Insurance Company Note may require an acceleration of principal payments of approximately $17,000 per month, should the Company's required per barrel price paid to contract growers exceed $32 per barrel, as defined, and continue for the remaining term of the Restructured Insurance Company Note, as long as the price equals or exceeds $32 per barrel. The Restructured Insurance Company Note is collateralized by specific assets of the Company. Under SFAS No. 15, no gain was recognized on the restructuring and modification of the term loans, as the total scheduled principal and interest payments due under the Restructured Insurance Company Note are in excess of the amounts owed the insurance company as of the date of the restructuring, with the excess (approximately $4,406,000) recognized as interest expense over the term of the Restructured Insurance Company Note, using the interest method. The effective interest rate recognized for financial reporting purposes approximates 4.5%.

     In addition, in connection with the restructuring, the Company restructured certain obligations owed to other creditors that resulted in approximately $3,465,000 of forgiveness of indebtedness that was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the three months ended November 30, 2001.

     The extraordinary gain on the forgiveness of indebtedness recognized during the three months ended November 30, 2001, is summarized as follows (in thousands):

     Forgiveness of indebtedness:
      Revolving credit facility with banks                $ 81,219
      Other obligations                                      3,465
                                                          --------
          Total                                             84,684
     Less legal fees and other direct costs                  1,385
                                                          --------
     Extraordinary gain                                     83,299
     Less income taxes                                      32,800
                                                          --------
     Net extraordinary gain                               $ 50,499
                                                          ========

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

     On November 6, 2001, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. Interest on the revolving credit facility is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of November 30, 2001). As of November 30, 2001, there was approximately $8,327,000 of outstanding borrowings under this facility. Approximately $6,000,000 of additional borrowings were available to the Company under the facility as of November 30, 2001.

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

     As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, the Company issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

     The revolving credit facility, the term loans and the fee notes are collateralized by substantially all the Company's assets that are not otherwise collateralized, as defined in the Agreement.

     The debt agreements contain various covenants which include prohibitions on dividends and other distributions to shareholders, as well as repurchases of stock. Further, property and equipment expenditures are restricted and the Company is required to maintain and meet certain operating performance levels, as defined.

     For financial reporting purposes, the outstanding accrued interest on the restructured obligations of approximately $14,181,000 as of August 31, 2001 was included with long-term debt. The obligations subsequently forgiven and the portion of the revolving credit facility with various banks that was exchanged for common stock, aggregating approximately $83,411,000 and $676,000, respectfully, was classified as a noncurrent liability for financial reporting purposes, as such amounts were not to be paid as part of the restructuring.

8.   SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS) AND REDEEMABLE PREFERRED STOCK

     The authorized common stock of the Company as of August 31, 2001 consisted of 60,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock. On November 5, 2001, the Class B Common Stock shareholders voluntarily converted their shares, pursuant to the terms of the Company's Articles of Incorporation, into shares of Class A Common Stock on a one-for-one basis. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock were entitled to three votes per share.

     Effective November 5, 2001, the Company's Articles of Incorporation were amended (i) effecting a one-for-four reverse stock split of the Class A Common Stock and Class B Common Stock (with fractional shares resulting from such reverse stock split being rounded up to the next whole share);
     (ii) creating and authorizing the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share, designated as Series A Preferred Stock; and (iii) creating and authorizing the issuance of 100 shares of preferred stock, $.01 par value per share, designated as Series B Preferred Stock. All previously reported share and per share information included in the condensed consolidated financial statements has been restated to give effect to the reverse stock split. The Company was previously authorized to issue 5,000,000 shares of preferred stock with a par value of $.01, and no such shares were issued.

     Convertible Preferred Stock - Each share of the Series A Preferred Stock will be automatically converted into 25 shares (subject to adjustment upon the happening of certain dilutive events) of Class A Common Stock immediately upon the effectiveness of a proposed amendment to the Company's Articles of Incorporation, which will increase the number of authorized shares of Class A Common Stock from 60,000,000 shares to 150,000,000 shares and is expected to be approved by the Company's shareholders at the Company's 2002 annual shareholders' meeting. Each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Class A Common Stock into which such share of Series A Preferred Stock is then convertible. The conversion rate is subject to adjustment under certain circumstances. If and when the Board of Directors declares a cash dividend on the shares of Class A Common Stock, then the shareholders of Series A Preferred Stock are entitled to receive a cash dividend per share equal to the amount such shareholders would have received had such shareholders converted their Series A Preferred Stock into Class A Common Stock immediately prior to such distribution. The Series A Preferred Stock has a preference in liquidation, prior to the Series B Preferred Stock, up to an amount equal to the amount such shareholder would have received had such shareholder converted its Series A Preferred Stock into Class A Common Stock immediately prior to such distribution.

     Stock Options - On November 6, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers, key employees and consultants in connection with the debt and equity restructuring described in Note 2. Stock options granted under the 2001 Plan are exercisable at a price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for the Company's shares of Class A Common Stock. The options generally vest one-fourth annually beginning on November 6, 2002 and expire on November 6, 2011. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of a subsequent change in control.

     Warrants to Purchase Common Stock - As part of the consideration to Foothill and Ableco to provide credit facilities to the Company, Foothill and Ableco received warrants to purchase up to a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares, at an exercise price of $.01 per share. The warrants expire on November 6, 2011 (see Note 2).

     Redeemable Preferred Stock - The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after the shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC, nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or
     (ii) the distribution of assets to holders of the Company's capital stock upon the sale of substantially all the Company's assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC's internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC's internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the debt and equity restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

9.   INCOME TAXES

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

     There was no income tax expense recognized for financial reporting purposes on income before extraordinary gain for either the three months ended November 30, 2001 or 2000 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

     As described in Notes 2 and 7, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in a gain on the forgiveness of indebtedness of differing amounts for financial and income tax reporting purposes that will reduce the available net operating loss carryforwards. The estimated income tax effect of this gain resulted in the recognition of an income tax benefit of $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to the extraordinary gain for income taxes of a like amount for the three month period ended November 30, 2001. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

In the first two months of the first quarter of fiscal 2002, we continued to experience substantial difficulty generating sufficient cash flow to meet our obligations on a timely basis. We failed to make certain scheduled monthly interest payments under our revolving credit facility, and were not in compliance with several provisions of our former revolving credit agreement and other long-term debt agreements through November 5, 2001. We were often delinquent on various payments to third party trade creditors and others. The industry-wide cranberry oversupply continued to negatively affect cranberry prices. Continued heavy price and promotional discounting by Ocean Spray and other regional branded competitors, combined with our inability to fund a meaningful marketing campaign, resulted in lost distribution and decreased market share of our products in various markets. We had reached the maximum on our then existing line of credit.

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

On November 6, 2001, we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, LLC, a private equity investment firm headquartered in Boca Raton, Florida), which we refer to as "Sun Northland", and with members of our then-current bank group and our new secured lenders, Foothill Capital Corporation and Ableco Finance LLC, that resulted in the restructuring of our debt and equity capital structure and a change of control of the company. We refer to these transactions collectively as the "Restructuring." Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 Class A shares to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into a Stock Purchase Agreement with us, pursuant to which Sun Northland assigned its rights to the Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 Class A shares, (ii) 1,668,885 Series A Preferred shares (each of which will convert automatically into 25 Class A shares upon adoption of an amendment to our articles of incorporation increasing our authorized Class A shares, and each of which currently has 25 votes), and (iii) 100 shares of our newly created Series B Preferred Stock (which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer). Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.2 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 Class A shares to Foothill Capital Corporation and Ableco Finance LLC, which warrants are immediately exercisable and have an exercise price of $.01 per share.

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

See Notes 2 and 7 of Notes to Condensed Financial Statements for a further discussion of the Restructuring.

We believe that as a result of the Restructuring, we have sufficient working capital and borrowing capacity to once again aggressively market and support the sale of our Northland and Seneca brand juice products in fiscal 2002.

With our new debt and equity capital structure following the Restructuring, we believe we are in a position to build on the operational improvements we put in place in fiscal 2001. Our focus for fiscal 2002 is on improving our operations and reducing debt through a balanced marketing approach with an emphasis on profitable growth.

RESULTS OF OPERATIONS

We adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," effective in the fourth quarter of fiscal 2001. Under these new accounting standards, the cost of sales incentives provided to retailers (which we refer to as "trade spending and slotting") and consumer coupons are reported as a reduction in net revenues. We previously reported these costs as selling, general and administrative expenses. We reclassified the condensed consolidated statement of operations for the first quarter of fiscal 2001 to conform to the new requirements, and as a result, approximately $3.1 million of amounts previously reported as selling, general and administrative expenses have been reclassified and reported as a reduction of net revenues.

Total net revenues for the three months ended November 30, 2001 were $30.3 million, a decrease of 27.3% from net revenues of $41.7 million in the prior year's first quarter. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products; and (ii) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales and which accounted for approximately $4.8 million of net revenues for the first quarter of fiscal 2001. These revenue decreases were offset by (i) increased sales of cranberry concentrate; and (ii) reduced trade spending, slotting and consumer coupons (which is reported as a reduction of gross revenues). Trade industry data for the 12-week period ended November 4, 2001 showed that our Northland brand 100% juice products achieved a 5.7% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 10.6% market share for the 12-week period ended November 5, 2000. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 5.9% for the 12-week period ended November 4, 2001 compared to a 12.5% market share for the 12-week period ended November 5, 2000. We anticipate that our total net revenues in fiscal 2002 will be relatively comparable with total net revenues in fiscal 2001. We anticipate a more balanced marketing approach in fiscal year 2002, including a planned resumption of media advertising.

Cost of sales for the first quarter of fiscal 2002 was $20.7 million compared to $31.9 million for the first quarter of fiscal 2001, resulting in gross margins of 31.7% and 23.5% in each respective period. The increase in gross margins in the first quarter of fiscal 2002 was primarily the result of reduced manufacturing costs which were impacted by improved cost controls, improved utilization of manufacturing capacity and lower cranberry costs.

Selling, general and administrative expenses were $5.9 million, or 19.5% of net revenues, for the first quarter of fiscal 2002 compared to $6.1 million, or 14.6% of net revenues, in the prior year's first fiscal quarter. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to the Restructuring. After these restructuring charges, the recurring expenses were approximately $4.6 million, or 15.2% of net revenues. The reduction between quarters resulted primarily from reduced wages, consulting expenses and depreciation.

The gain on disposals of property and equipment in the first quarter of fiscal 2001 of $0.4 million resulted primarily from the sale of certain real estate and other assets.

Interest expense was $3.1 million in the first quarter of fiscal 2002 compared to $4.7 million during the same period of fiscal 2001. The decrease resulted primarily from reduced debt levels following our Restructuring. Interest expense in the remaining quarters of fiscal 2002 will be lower than comparable quarters in the prior year because of these reduced debt levels. See "Financial Condition" below.

Interest income of $0.7 million in the first quarter of fiscal 2002 and $0.7 million in the comparable period of fiscal 2001 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation.

In the first quarter of fiscal 2002 and the comparable quarter of fiscal 2001, there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

In the first quarter of fiscal 2002, we realized an extraordinary gain on forgiveness of indebtedness in connection with the Restructuring of approximately $83.3 million, net of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. The extraordinary gain was further reduced by $32.8 million of income taxes resulting in a net extraordinary gain of $50.5 million.

FINANCIAL CONDITION

Net cash provided by operating activities was $5.3 million in the first quarter of fiscal 2002 compared to net cash provided of $0.1 million in the same period of fiscal 2001. Income before extraordinary item plus depreciation and amortization was $2.4 million in the first quarter of fiscal 2002 compared to $2.5 million in the comparable period of fiscal 2001. Increases in receivables, prepaid expenses and other current assets accounted for a $0.8 million use of cash in the first quarter of fiscal 2002 compared to decreases in such items providing cash of $4.7 million in the first quarter of fiscal 2001. Increases in accounts payable and accrued liabilities provided cash of $2.4 million in the first quarter of fiscal 2002 compared to a use of cash of $6.6 million in the first quarter of fiscal 2001. The increased payables and accrued liabilities in the fiscal 2002 first quarter primarily resulted from Restructuring expenses incurred in November 2001. Inventories decreased $1.3 million in the first quarter of fiscal 2002 compared to an increase of $0.1 million in the first quarter of fiscal 2001. While we would normally expect a seasonal increase in inventories at the end of the first quarter, this year's decrease resulted from lower growing and harvesting costs, as well as continued improvement in our management of raw materials and finished goods inventory levels.

Working capital was $2.8 million at November 30, 2001 compared to $31.6 million at August 31, 2001. However, at August 31, 2001, working capital included a $32.8 million deferred income tax asset which was realized during the first quarter of fiscal 2002. Our current ratio exclusive of the current deferred income tax asset was 1.0 to 1.0 at August 31, 2001, compared to 1.1 to 1.0 at November 30, 2001.

Net cash provided by investing activities was $0.6 million in the first quarter of fiscal 2002 compared to $0.5 million in the similar quarter of fiscal 2001. Collections on our note receivable from Cliffstar Corporation contributed toward the positive cash flow in both quarters. In fiscal 2001, proceeds from disposals of property and equipment provided $0.5 million, offset by property and equipment purchases of $0.2 million.

Our net cash used in financing activities was $7.0 million in the first quarter of fiscal 2002 compared to $0.3 million in the first quarter of the prior year. To accomplish the Restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Class A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see "General" and Notes 2 and 7 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. Also, we made payments on long-term debt and other obligations of $1.2 million in the first quarter of fiscal 2002 and $0.3 million in the first quarter of fiscal 2001. In both quarters monthly principal payments were made on other obligations, and in the first quarter of fiscal 2002 additional payments were made as required on our restructured debt agreements.

As of November 30, 2001, we had outstanding borrowings of $8.3 million under our $30.0 million revolving credit facility with Foothill and Ableco. As of November 30, 2001, we had approximately $6.0 million of unused borrowing availability under the facility. We believe that we will be able to fund our ongoing operational needs for the remainder of fiscal 2002 through (i) cash generated from operations; (ii) financing available under our revolving credit facility with Foothill and Ableco; (iii) intended actions to reduce our near-term working capital requirements; and (iv) additional measures to reduce costs and improve cash flow from operations.

As of November 30, 2001, we were in compliance with all of our new debt arrangements.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to return to profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share of our branded products, expected levels of interest expense and net revenues, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the ongoing impact of the continuing significant industry oversupply of cranberries; (iii) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our "27% Solution";
(iv) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (v) the impact of the marketing order of the United States Department of Agriculture relative to the 2001 crop year, as well as the cranberry purchase program adopted by the United States Congress;
(vi) agricultural factors affecting our crop and the crop of other North American growers; and (vii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this

Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition and recent debt and equity restructuring.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------


We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of November 30, 2001, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.4 million.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

There was no material change in our litigation with Cliffstar during the first quarter of fiscal 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

On November 5, 2001, in contemplation of completing the Restructuring, we amended our Articles of Incorporation to effect a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). In the reverse stock split, each issued and outstanding share of our capital stock was converted into one-fourth of a share, and fractional shares resulting from the reverse stock split were rounded up to the next whole share. We further amended our Articles of Incorporation on November 5, 2001 to create a series of preferred stock called Series A Preferred Stock, shares of which were issued to Sun Northland in the Restructuring.

On November 6, 2001, in connection with the Restructuring and pursuant to the terms of a Stock Purchase Agreement, we issued (i) 37,122,695 Class A shares,
(ii) 1,668,885 Series A Preferred shares, and (iii) 100 shares of our Series B Preferred Stock to Sun Northland. Each Series A Preferred share will be automatically converted into 25 Class A shares (subject to adjustment upon the happening of certain dilutive events) immediately upon the effectiveness of an amendment to our Articles of Incorporation that has the effect of increasing the number of authorized Class A shares to a number sufficient to provide for the issuance of Class A shares upon conversion of all of the Series A Preferred shares at the conversion rate then in effect. Each issued and outstanding Series A Preferred share is entitled to the number of votes equal to the number of Class A shares into which such Series A Preferred share is then convertible. The conversion rate is subject to adjustment under certain circumstances. The consideration for the issuance of such shares consisted of $7.0 million cash and the assignment by Sun Northland to us of Assignment, Assumption and Release Agreements with members of our then-current bank group that gave us the right to acquire our then-existing indebtedness contained in those agreements in exchange for a total of approximately $38.4 million in cash and the issuance by us of approximately $25.7 million in the form of promissory notes and 7,618,987 Class A shares to certain bank group members who decided to continue as our lenders after the Restructuring. We issued these shares to Sun Northland in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

As additional consideration and as required by the Stock Purchase Agreement referenced above, we paid Sun Northland a fee of $700,000 in consideration of certain services Sun Northland rendered to us in connection with the Restructuring. We also entered into a Management Services Agreement, dated as of November 6, 2001, with Sun Capital Partners Management, LLC ("SCPM"), an affiliate of Sun Northland. Pursuant to that agreement, SCPM will provide various financial and management consulting services to us in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $400,000 or 6% of our EBITDA (as defined therein), provided that the fee may not exceed $1 million a year unless approved by a majority of our directors who are not affiliates of SCPM. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of our voting power.

On November 6, 2001, in connection with the Restructuring and as mentioned above, we issued 7,618,987 Class A shares to certain bank group members who decided to continue as our lenders after the Restructuring (including U.S. Bank, National Association, ARK CLO 2001-1 Limited, and St. Francis Bank, F.S.B.). In consideration of the issuance of these Class A shares, as well as approximately $12.4 million in cash and a promissory note in the principal amount of approximately $25.7 million, U.S. Bank, National Association, ARK CLO 2001-1 Limited, and St. Francis Bank, F.S.B. essentially agreed to forgive approximately $28.2 million (for financial reporting purposes) of our then-outstanding indebtedness (or approximately $36.3 million of the aggregate principal and interest due such banks as of the date of the Restructuring), and also agreed to enter into an Amended and Restated Credit Agreement with us which evidences, among other things, our obligation to repay the revised $25.7 million term loan mentioned above. Payments on the revised term loan are due monthly based on the prime interest rate, as defined, plus 1% applied against the outstanding stated principal balance, with an additional $1.7 million payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing to through October 1, 2006, with a final payment of approximately $19.3 million due on November 1, 2006. We issued these shares in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

In the Restructuring we also issued warrants to purchase an aggregate of 5,086,106 Class A shares, at an exercise price of $.01 per share, to Foothill and Ableco, members of our new secured lending group. We also issued fee notes to Foothill and Ableco in the aggregate principal amount of $5 million, which are payable in full on November 6, 2006. The fee notes will be discounted for financial reporting purposes and charged to operations as additional interest expense over the terms of the related debt. In consideration of the issuance of the warrants and the fee notes, Foothill and Ableco entered into a loan agreement with us pursuant to which they provided us with two term loans, each in the principal amount of $10 million, and a new $30 million revolving credit facility. The term loans and the credit facility mature and/or expire on November 6, 2006, and interest accrues on the outstanding principal balance thereunder at the greater of 7.0% or the prime rate, as defined, plus 1%. Quarterly principal payments of $625,000, plus additional principal payments equal to (i) the quarterly principal payments received on Cliffstar's promissory note in excess of $625,000 and (ii) all earnout payments received under the asset purchase agreement between us and Cliffstar, are due on the first term loan. Monthly principal payments of $166,667 are due on the second term loan. The warrants we issued to Foothill and Ableco are immediately exercisable. We issued these warrants in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

In response to this Item, the information set forth in Notes 1, 2 and 7 of Notes to Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We filed the following Current Reports on Form 8-K during the first quarter of fiscal 2002:

     Date Filed              Date of Report        Item
     ----------              --------------        ----

     November 6, 2001        November 6, 2001      Item 5 - Regulation FD
                                                   Disclosure - Press Release
                                                   Announcing Reverse Stock
                                                   Split, Voluntary NASDAQ
                                                   Delisting and Commencement
                                                   of Over-the-Counter Bulletin
                                                   Board Trading of Registrant's
                                                   Class A Common Stock

     November 7, 2001        November 6, 2001      Item 5 - Regulation FD
                                                   Disclosure - Press Release
                                                   Announcing Change in Control
                                                   of Registrant

     November 21, 2001       November 6, 2001      Item 1 - Change in Control
                                                   of Registrant

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORTHLAND CRANBERRIES, INC.





DATE: January 14, 2002            By: /s/ Richard P. Teske
                                      ------------------------------------
                                      Richard P. Teske
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

   2.1 Stock Purchase Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   2.2 Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, LaSalle Bank National Association, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association. [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   2.3 Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   2.4 Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, Wells Fargo Bank Minnesota, National Association, Endeavor, L.L.C., Bank One Wisconsin and M&I Marshall & Ilsley Bank. [Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   2.5 Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   4.1 Modification Agreement, dated as of November 6, 2001, between the Company and Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended August 31, 2001.]

   4.2 Loan and Security Agreement, dated as of November 6, 2001, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as arranger and administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   4.3 Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among the Company, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   4.4 Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Foothill Capital Corporation. [Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   4.5 Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Ableco Finance LLC. [Incorporated by reference to
                    Exhibit 4.6 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   10.1             Northland Cranberries, Inc. 2001 Stock Option Plan.
                    [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   10.2 Amendment, dated September 7, 2001, to Lease, dated March 31, 1994 between Nantucket Conservation Foundation, Inc. and the Company. [Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended August 31, 2001.]

   10.3 Severance and Noncompetition Agreement, dated as of November 6, 2001, by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended August 31, 2001.]

   10.4 Stockholders' Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, the minority shareholders listed therein and the Company. [Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   10.5 Registration Agreement, dated as of November 6, 2001, by and among the Company, Sun Northland, LLC and the other investors signatory thereto. [Incorporated by reference to
                    Exhibit 4.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

   10.6 Management Services Agreement, dated as of November 6, 2001, by and between Northland Cranberries, Inc. and Sun Capital Partners Management, LLC. [Incorporated by reference to
                    Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]