Form 10-K/A
period 2001-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2002-01-23
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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

     We adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," effective in the fourth quarter of fiscal 2001. Under these new accounting standards, sales incentives provided to retailers (which we refer to as "trade spending and slotting") and consumer coupons are reported as a reduction in net revenues. Prior to adoption of these new accounting standards, we reported these costs as selling, general and administrative expenses. We reclassified our prior year consolidated financial statements to conform to these new requirements.

     In the section of Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2001 titled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results," we presented a table to show the amounts reclassified as a reduction in net revenues from selling, general and administrative expenses to reflect the accounting changes described in the preceding paragraph. We subsequently determined that the amounts reclassified for each quarter of fiscal 2001 were inaccurate. The reclassification error had no effect on the amount of income (loss) before taxes or net income (loss) for any quarter. The reclassification error only impacted the unaudited fiscal 2001 quarterly information for net revenue, gross profit
(loss) and selling, general and administrative expenses and did not impact the amounts we reported in our consolidated statement of operations for the year ended August 31, 2001. As a result, Item 7 of our Annual Report on form 10-K for the year ended August 31, 2001 is amended to present in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results," the corrected amounts and to include quarterly selling, general and administrative expense amounts for fiscal 2001 and 2000, not previously provided.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

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

o In the fourth quarter of fiscal 2001, as a result of the deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of what we believe was another inadequate volume regulation under a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by us and other industry participants, forecasted future cranberry market prices for the next several years, as well as continued reductions in our anticipated cranberry and cranberry concentrate usage requirements related to our recent decline in revenues and market share, we decided to restructure our operations and identify various long-lived assets to be disposed of, and we concluded that the estimated future cash flows of our long-lived assets were below the carrying value of such assets. Accordingly, during the quarter, we recorded an impairment charge of approximately $80.1 million related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See "--Fiscal 2001 Compared to 2000--Writedown of Long-Lived Assets Held for Sale."

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

                Pro-Forma Condensed Consolidated Balance Sheet
                                  (unaudited)

     Assets:                                             August 31, 2001

     Current Assets                                        $    51,300
     Long-Term Assets                                          101,100
                                                           -----------
              Total Assets                                 $   152,400
                                                           ===========

     Liabilities and Shareholders' Equity:

     Current Liabilities                                   $    52,930
     Long-Term Debt                                             65,570
                                                           -----------
              Total Liabilities                                118,500
     Shareholders' Equity                                       33,900
                                                           -----------

     Total Liabilities and Shareholders' Equity            $   152,400
                                                           ===========

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

Quarterly Results

     Our quarterly results in fiscal 2001 varied significantly from comparative quarters in the prior fiscal year and from quarter to quarter during fiscal 2001:

     Net revenues continued to decline in fiscal 2001. This trend was directly related to our actions to refocus our trade promotional strategies to emphasize profitability, as opposed to generating revenue growth, and our lack of media advertising due to our cash position.

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

                                                                   Fiscal Quarters Ended
                                                          (In thousands, except per share data)
                                               Fiscal 2001                                     Fiscal 2000
                              ---------------------------------------------   ---------------------------------------------
                               Aug. 31,    May 31,     Feb. 28,    Nov. 30,    Aug. 31,    May 31,     Feb. 29,    Nov. 30,
                                 2001       2001         2001        2000        2000       2000         2000        1999
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net revenues (1)              $ 27,378    $ 27,333    $ 29,405    $ 41,710    $ 33,997    $ 52,675    $ 58,703    $ 61,645
Gross profit (loss) (1)        (13,341)      6,498       7,327       9,846     (55,482)     13,353     (14,338)     10,090
Selling, general and
 administrative expenses      $ (7,629)   $ (5,178)   $ (6,638)   $ (6,077)   $(13,664)   $(16,683)   $(16,682)   $ (6,625)
Writedowns of long-lived
 assets and assets held
 for sale (1)                  (80,125)                                         (6,000)
(Loss) income before taxes    (103,742)     (2,406)     (3,445)        188     (78,602)     (4,410)    (34,512)        553
Net (loss) income             $(70,942)   $ (2,406)   $ (1,353)   $    188    $(79,846)   $ (4,410)   $(21,036)   $    321

Net income per
share-diluted: (2)
  Weighted average shares
   outstanding                   5,085       5,085       5,085       5,085       5,085       5,085       5,085       5,076
  Net (loss) income per
   share                      $ (13.95)   $  (0.47)   $  (0.27)   $   0.04    $ (15.70)   $  (0.87)   $  (4.14)   $   0.06

Cash dividends per
 share: (2)
  Per Class A share                                                                          0.160       0.160       0.160
  Per Class B share                                                                          0.145       0.145       0.145

(1)  Amounts previously reported have been reclassified to conform with the new accounting standards adopted in the fourth quarter with respect to accounting for sales incentives provided to retailers (which we refer to as trade spending and slotting) and consumer coupons as described in Note 1 of Notes to Consolidated Financial Statements. The cost of such items, which were previously reported as selling, general and administrative expenses, have been reclassified and reported as reductions in net revenues. Certain other amounts previously reported have been reclassified to conform to the current presentation.

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

                                                                   Fiscal Quarters Ended
                                                                      (In thousands)
                                               Fiscal 2001                                     Fiscal 2000
                              ---------------------------------------------   ---------------------------------------------
                               Aug. 31,    May 31,     Feb. 28,    Nov. 30,    Aug. 31,    May 31,     Feb. 29,    Nov. 30,
                                 2001       2001         2001        2000        2000       2000         2000        1999
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net revenues as previously
 reported                                 $ 30,281    $ 32,447    $ 44,762    $ 61,206    $ 61,417    $ 68,621    $ 74,967
Reclassification adjustments                (2,948)     (3,042)     (3,052)    (27,209)     (8,742)     (9,918)    (13,322)
Net revenues as reported      $ 27,378    $ 27,333    $ 29,405    $ 41,710    $ 33,997    $ 52,675    $ 58,703    $ 61,645

Gross profit (loss) as
 previously reported                      $ 10,599    $ 11,960    $ 14,603    $(34,273)   $ 22,095    $ (4,420)   $ 23,412
Reclassification adjustments                (4,101)     (4,633)     (4,757)    (21,209)     (8,742)     (9,918)    (13,322)
Gross profit (loss) as
  reported                    $(13,341)   $  6,498    $  7,327    $  9,846    $(55,482)   $ 13,353    $(14,338)   $ 10,090

Selling, general and
 administrative expenses                  $ (9,279)   $(11,271)   $(10,834)   $(40,873)   $(25,425)   $(26,600)   $(19,947)
Reclassification adjustments                 4,101       4,633       4,757      27,209       8,742       9,918      13,322
Selling, general and
 administrative expenses
 as reported                  $ (7,629)   $ (5,178)   $ (6,638)   $ (6,077)   $(13,664)   $(16,683)   $(16,682)   $(6,625)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTHLAND CRANBERRIES, INC.


Date:  January 23, 2002                 By:  /s/ John Swendrowski
                                            ------------------------------------
                                             John Swendrowski
                                             Chairman of the Board and
                                             Chief Executive Officer