Form 10-Q
period 2002-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 2002-04-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002
                               -----------------

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

                             2930 Industrial Street
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin 54495-8020
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
        Registrant's telephone number, including area code (715) 424-4444
                                                           --------------

         800 First Avenue South, Wisconsin Rapids, Wisconsin 54495-8020
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Class A Common Stock              April 12, 2002                      91,548,580

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements.........................................    3

              Condensed Consolidated Balance Sheets........................    3

              Condensed Consolidated Statements of Operations..............    4

              Condensed Consolidated Statements of Cash Flows..............    5

              Condensed Consolidated Statement of Shareholders' Equity.....    6

              Notes to Condensed Consolidated Financial Statements......... 7-20

     Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................21-27

     Item 3.  Quantitative and Qualitative Disclosure About
                       Market Risk.........................................   28

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................   29

     Item 2.  Changes in Securities and Use of Proceeds....................   29

     Item 4.  Submissions of Matters to Vote of Security Holders...........29-30

     Item 5.  Other Information............................................   30

     Item 6.  Exhibits and Reports on Form 8-K.............................   30

              SIGNATURE....................................................   31

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------
                                       NORTHLAND CRANBERRIES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                              (Unaudited)
                                                                           February 28,      August 31,
                                                                               2002             2001
                                                                           ------------     ------------
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $     367        $   1,487
   Accounts receivable                                                            8,172           10,630
   Current portion of note receivable and accounts receivable - other             9,422            8,530
   Inventories                                                                   21,326           24,382
   Prepaid expenses and other current assets                                        898              879
   Deferred income taxes                                                              -           32,800
   Assets held for sale                                                           5,165            5,830
                                                                              ---------        ---------
      Total current assets                                                       45,350           84,538
Note receivable, less current portion                                            21,000           23,000
Property and equipment, net                                                      68,586           71,907
Other assets                                                                        970              970
Debt issuance costs, net                                                          4,612                -
                                                                              ---------        ---------
      Total assets                                                             $140,518         $180,415
                                                                               ========         ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                          (DEFICIENCY IN ASSETS)
Current liabilities:
   Revolving line of credit facility                                          $   5,361        $       -
   Accounts payable                                                               7,796            6,929
   Accrued liabilities                                                           10,747           12,589
   Current maturities of long-term debt                                          17,767           33,375
                                                                              ---------        ---------
      Total current liabilities                                                  41,671           52,893
Long-term debt, less current maturities                                          61,456           64,589
Obligations subsequently forgiven or exchanged for common stock                       -           84,087

Redeemable preferred stock - Series B, 100 and 0 shares
   issued and outstanding, respectively                                               -                -
                                                                              ---------        ---------
      Total liabilities                                                         103,127          201,569
                                                                              ---------        ---------
Shareholders' equity:
   Common stock - Class A, $.01 par value, 91,548,580
       and 4,925,555 shares issued and outstanding, respectively                    915               49
   Common stock - Class B, $.01 par value,
       0 and 159,051 shares issued and outstanding, respectively                      -                2
   Additional paid-in capital                                                   154,902          149,129
   Accumulated deficit                                                         (118,426)        (170,334)
                                                                              ---------        ---------
      Total shareholders' equity (deficiency in assets)                          37,391          (21,154)
                                                                              ---------        ---------
   Total liabilities and shareholders' equity (deficiency in assets)          $ 140,518        $ 180,415
                                                                              =========        =========

            See notes to condensed consolidated financial statements.

                                               NORTHLAND CRANBERRIES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (Unaudited)
                                                                For the Three Months              For the Six Months
                                                                 Ended February 28,                Ended February 28,
                                                               2002              2001             2002            2001
                                                             ---------        ---------        ---------       ---------
Net revenues                                                 $  23,975        $  29,405        $  54,291       $  71,115

Cost of sales                                                   16,676           22,078           37,409          53,942
                                                             ---------        ---------        ---------       ---------

Gross profit                                                     7,299            7,327           16,882          17,173
Selling, general & administrative expenses                      (6,551)          (6,638)         (12,472)        (12,715)
Gain on disposal of property & equipment                             -                2                -             412
                                                             ---------        ---------        ---------       ---------

Income from operations                                             748              691            4,410           4,870

Interest expense                                                (1,190)          (4,818)          (4,280)         (9,503)
Interest income                                                    629              682            1,279           1,376
                                                             ---------        ---------        ---------       ---------
Income (loss) before income taxes and
extraordinary item                                                 187           (3,445)           1,409          (3,257)
Income tax benefit                                                   -            2,092                -           2,092
                                                             ---------        ---------        ---------       ---------

Income (loss) before extraordinary item                            187           (1,353)           1,409          (1,165)

Extraordinary gain on forgiveness of
indebtedness, net of $32,800 in income taxes                         -                -           50,499               -
                                                             ---------        ---------        ---------       ---------
Net income (loss)                                            $     187        $  (1,353)       $  51,908       $  (1,165)
                                                             =========        =========        =========       =========
Net income (loss) per common share:
   Basic:
      Income (loss) before extraordinary gain                $    0.00        $   (0.27)       $    0.04       $   (0.23)
      Extraordinary gain                                             -                -             1.30               -
                                                             ---------        ---------        ---------       ---------
          Net income (loss)                                  $    0.00        $   (0.27)       $    1.34       $   (0.23)
                                                             =========        =========        =========       =========
   Diluted:
       Income (loss) before extraordinary gain               $    0.00        $   (0.27)       $    0.02       $   (0.23)
       Extraordinary gain                                            -                -             0.77               -
                                                             ---------        ---------        ---------       ---------
          Net income (loss)                                  $    0.00        $   (0.27)       $    0.79       $   (0.23)
                                                             =========        =========        =========       =========
Shares used in computing net income (loss)
per common share:
    Basic                                                   60,952,355        5,084,773       38,796,832       5,084,773
    Diluted                                                100,988,773        5,084,773       65,618,885       5,084,773

            See notes to condensed consolidated financial statements.

                                       NORTHLAND CRANBERRIES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (Unaudited)
                                                                               For the six months ended
                                                                             February 28,     February 28,
                                                                                2002             2001
                                                                              ---------        --------
Operating activities:
   Net income (loss)                                                          $  51,908        $  (1,165)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization of property and equipment                  2,046            4,745
         Amortization of intangible assets                                            -              417
         Amortization of debt issuance costs and debt discount                      658                -
         Provision for deferred income taxes                                          -            1,101
         Gain on disposals of property and equipment                                  -             (412)
         Extraordinary gain on forgiveness of indebtedness                      (50,499)               -
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                3,132            9,680
            Inventories                                                           3,056              722
            Accounts payable and accrued liabilities                                604          (14,264)
                                                                              ---------        ---------
         Net cash provided by operating activities                               10,905              824
                                                                              ---------        ---------
Investing activities:
   Collections on note receivable                                                 1,000              500
   Property and equipment purchases                                                (116)            (238)
   Proceeds from disposals of assets held for sale and of
      property and equipment                                                      1,470              459
   Net decrease in other assets                                                       -               34
                                                                              ---------        ---------
         Net cash provided by investing activities                                2,354              755
                                                                              ---------        ---------
Financing activities:
   Net increase (decrease) in borrowings under revolving line of
        credit facilities                                                         5,361              (47)
   Proceeds from issuance of long-term debt                                      20,000                -
   Payments on long-term debt and other obligations                              (4,268)            (892)
   Net payments in settlement of revolving credit facility                      (39,773)               -
   Payments for debt issuance costs                                              (1,259)               -
   Proceeds from issuance of preferred stock                                      2,942                -
   Proceeds from issuance of common stock                                         2,618                -
                                                                              ---------        ---------
         Net cash used in financing activities                                  (14,379)            (939)
                                                                              ---------        ---------
Net (decrease) increase in cash and cash equivalents                             (1,120)             640
Cash and cash equivalents, beginning of period                                    1,487              164
                                                                              ---------        ---------

Cash and cash equivalents, end of period                                      $     367        $     804
                                                                              =========        =========

            See notes to condensed consolidated financial statements.

                                                    NORTHLAND CRANBERRIES, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                SIX MONTHS ENDED FEBRUARY 28, 2002
                                                      (DOLLARS IN THOUSANDS)
                                                            (Unaudited)
                                                                                                                 Total
                                                    Convertible                                    Retained    Shareholders'
                                                     Preferred    Common    Common    Additional   Earnings      Equity
                                                       Stock-     Stock-    Stock-     Paid-in   (Accumulated  (Deficiency
                                                      Series A    Class A   Class B    Capital     Deficit)     in Assets)
BALANCE, AUGUST 31, 2001                              $      -   $     49   $      2   $149,129   $ (170,334)   $ (21,154)

Conversion of Class B common stock to
  Class A common stock (159,051 shares)                      -          2         (2)         -            -            -

Issuance of Class A common stock for
  fractional shares due to reverse stock
  split (167 shares)                                         -          -          -          -            -            -

Exchange of debt for Class A common stock
  (7,618,987 shares)                                         -         76          -        600            -          676

Issuance of Class A common stock
  (37,122,695 shares)                                        -        371          -      2,247            -        2,618

Issuance of warrants to purchase 5,086,106
  shares of Class A common stock                             -          -          -        401            -          401

Issuance of convertible preferred stock -
  Series A (1,668,885 shares)                               17          -          -      2,925            -        2,942

Conversion of convertible preferred stock -
  Series A (1,668,885 shares) to Class A
  common stock (41,722,125 shares)                         (17)       417          -       (400)           -            -

Net income                                                   -          -          -          -       51,908       51,908
                                                      --------   --------   --------   --------   ----------    ---------

BALANCE, FEBRUARY 28, 2002                            $      -   $    915   $      -   $154,902   $ (118,426)   $  37,391
                                                      ========   ========   ========   ========   ==========    =========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of February 28, 2002 and August 31, 2001 and its related results of operations for the three month and six month periods ended February 28, 2002 and 2001, respectively, and cash flows for the six months ended February 28, 2002 and 2001, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2001 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, and as amended by Form 10-K/A Amendment No. 1.

     Business Risks - The cranberry industry experienced three consecutive nationwide bumper crops culminating with the 1999 harvest. This resulted in excess cranberry inventories held by industry participants and depressed cranberry prices. Based on United States Department of Agriculture data and due in part to volume regulations implemented by the Department in 2000 and 2001, there has been some reduction in inventory levels and moderate increases in cranberry prices. However, uncertainty remains as to whether a volume regulation will be implemented in 2002 and what impact the 2002 harvest will have on cranberry inventory levels and prices. The Company continues to operate in a marketplace that has experienced significant levels of price discounting and selling activity as the industry reduces cranberry supply levels.

     The Company did not make its scheduled principal and interest payments on a revolving credit facility with various banks and certain term loans payable to an insurance company during the year ended August 31, 2001, and the Company was not in compliance with several provisions of such debt agreements as of and for the years ended August 31, 2001 and 2000. Under the terms of the Company's debt agreements, the lenders had the ability to call all outstanding principal and interest thereunder immediately due and payable. Throughout fiscal 2001, management explored various alternatives with respect to obtaining additional equity and debt financing, and continued efforts to restructure and/or refinance its debt facilities, reduce costs and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock. On November 6, 2001, as described in Notes 2 and 7, the Company completed a debt and equity restructuring. Management believes, as a result of the restructuring, the Company's debt facilities and expected cash flows from operations will be sufficient to support the Company's liquidity requirements for the remainder of fiscal year 2002.

     Debt Issuance Costs - Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $575,000 as of February 28, 2002.

     Net Income(Loss) Per Common Share - Net income per common share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) per common share and diluted net (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 8.

     The weighted average shares outstanding used in calculating net income
     (loss) per common share for the three months and six month periods ended February 28, 2002 and 2001 consisted of the following:

                                             Three Months Ended           Six Months Ended
                                                February 28,                  February 28,
                                             2002          2001          2002          2001
                                             ----          ----          ----          ----
     Basic:
       Shares outstanding at
         beginning of period              49,826,455     5,084,773     5,084,606     5,084,606
       Issuance of fractional shares
         due to reverse stock split                -             -           167           167
          Issuance of new shares          11,125,900             -    33,712,059             -
                                          ----------  ------------    ----------   -----------
                Total                     60,952,355     5,084,773    38,796,832     5,084,773

     Effect of dilution:
       Convertible preferred stock        30,596,225             -    20,799,931             -
       Warrants                            5,018,430             -     3,176,848             -
       Options                             4,421,763             -     2,845,274             -
                                          ----------  ------------    ----------   -----------
         Diluted                         100,988,773     5,084,773    65,618,885     5,084,773
                                         ===========     =========    ==========     =========

     New Accounting Standards - Effective in the fourth quarter of the year ended August 31, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for

     Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-14 provides guidance on the financial reporting of the cost of consumer coupons, among other items, in the consolidated statements of operations. EITF Issue No. 00-25 provides guidance on the financial reporting of the costs associated with sales incentives provided to customers in the consolidated statements of operations. Under the new accounting standards, the cost of consumer coupons and sales incentives provided to retailers are reported as a reduction in net revenues. The Company previously reported the cost of consumer coupons and sales incentives provided to retailers as selling, general and administrative expenses. Prior year condensed consolidated financial statements have been reclassified to conform to the new requirements, and as a result, approximately $3,042,000 and $6,094,000 of amounts previously reported as selling, general and administrative expenses during the three and six month periods ended February 28, 2001, respectively, have been reclassified and reported as a reduction of net revenues.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting for and the reporting of the impairment of long-lived assets and long-lived assets to be disposed of among other items. The Company is required to adopt SFAS No. 144 effective September 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

     Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

2.   DEBT AND EQUITY RESTRUCTURING

     On November 6, 2001 (during the first quarter of fiscal 2002), the Company completed a debt and equity restructuring. The debt restructuring (see Note
     7) was accomplished through the exchange by the participants of the Company's then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company's fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners Inc., of the Company's bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock (see Note 8), and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.5% of the Company's fully-diluted common shares. The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

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

     As of February 28, 2002, the note receivable from Cliffstar had an outstanding balance of $25,000,000 and the Company had other outstanding accounts receivable due from Cliffstar aggregating approximately $5,411,000. The action is in the final stages of discovery. On March 15, 2002, the Company filed a motion for summary judgment with the court seeking dismissal of Cliffstar's fraud claim. A decision on the motion is anticipated in early June, 2002. It is the opinion of the Company's management, after consulting with outside legal counsel, that (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's counterclaims; and (3) the note and accounts receivable due from Cliffstar as of February 28, 2002 are collectible. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. In addition, management intends to vigorously defend the counterclaims and to pursue any claims the Company may have against Cliffstar, including any actions to collect the amounts outstanding.

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

4. DISPOSITION OF PRIVATE LABEL CRANBERRY SAUCE BUSINESS AND RELATED MANUFACTURING FACILITY

     On June 8, 2001, the Company sold the net assets of its private label cranberry sauce business and a related manufacturing facility in Mountain Home, North Carolina. The Company had net revenues of approximately $2,160,000 and $7,003,000 during the three and six month periods ended February 28, 2001, respectively, related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company's accounting system does not segregate such items by type of product.

5.   INVENTORIES

     Inventories as of February 28, 2002 and August 31, 2001 consisted of the following (in thousands):

                                           February 28, 2002   August 31, 2001

                Raw materials                   $15,675           $18,677
                Finished goods                    3,689             3,281
                Deferred crop costs               1,962             2,424
                                                -------           -------
                Total inventories               $21,326           $24,382
                                                =======           =======

6.   RESTRUCTURING CHARGES

     During the year ended August 31, 2000, the Company recorded an $8,250,000 pre-tax restructuring charge, consisting primarily of a $6,000,000 impairment writedown of a manufacturing facility in Bridgeton, New Jersey that discontinued production and closed on November 22, 2000, and $2,250,000 of plant closing costs and employee termination benefits. Approximately 130 employees received notification of their termination during the year ended August 31, 2000 as a result of the restructuring plan, primarily at the closed manufacturing facility and in the Company's sales department. All of the plant closing costs and employee termination benefits provided for at the time of the restructuring were paid during the year ended August 31, 2001, with the exception of approximately $456,000 of estimated obligations under a defined benefit pension plan which covered certain former Bridgeton employees, of which approximately $49,000 was paid during the six months ended February 28, 2002.

7. REVOLVING LINE OF CREDIT FACILITY, LONG-TERM DEBT AND OBLIGATIONS SUBSEQUENTLY FORGIVEN OR EXCHANGED FOR COMMON STOCK

     Long-term debt as of February 28, 2002 and long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2001 consisted of the following (in thousands):

                                                      February 28,   August 31,
                                                          2002           2001

       Term loans payable                                $17,488     $      -
       Fee notes payable                                   3,610            -
       Restructured bank notes                            32,873            -
       Restructured insurance company note                20,341            -
       Revolving credit facility with banks                    -      139,305
       Term loans payable to insurance company                 -       19,096
       Other obligations                                   4,911        9,469
       Accrued interest on restructured obligations            -       14,181
                                                         -------     --------
       Total                                              79,223      182,051
       Less obligations subsequently forgiven or
         exchanged for common stock                            -       84,087
                                                         -------     --------
       Amounts to be paid                                 79,223       97,964

       Less current maturities of long-term debt          17,767       33,375
                                                         -------     --------

       Long-term debt                                    $61,456     $ 64,589
                                                         =======     ========

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

     Prior to the Restructuring, the Company had a term loan with an insurance company payable in semi-annual installments, including interest at 8.08%, through July 1, 2004. In addition, the Company had a term loan with the same insurance company payable in semi-annual installments, including interest at 7.86%, through August 1, 2008. The outstanding principal balances on the 8.08% term loan and the 7.86% term loan were $11,376,865 and $7,718,808, respectively as of August 31, 2001. The insurance company term loans provided for an additional 5% default interest to be paid on any unpaid scheduled principal and interest payments, which aggregated approximately $2,234,000 as of August 31, 2001. Interest on the remaining principal balances, which aggregated approximately $17,679,000 as of August 31, 2001, continued to accrue at the contracted rates. The outstanding accrued interest, including the additional default interest due, on the insurance company term loans aggregated approximately $1,279,000 as of August 31, 2001 and approximately $1,584,000 as of the November 6, 2001 restructuring date.

     Certain banks participating in the revolving credit facility agreed to accept aggregate cash payments of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,291,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,332,000), net of legal fees, other direct costs and income taxes, was recognized in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings," as an extraordinary gain during the six months ended February 28, 2002.

     Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company's newly issued Class A Common Stock and new notes (the "Restructured Bank Notes") with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes will be less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the six months ended February 28, 2002. The future cash payments required under the Restructured Bank Notes are to be applied against the Company's adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate.

     Payments are due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (5.75% as of February 28, 2002), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $19,345,000 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of 0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment.

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

     In addition, in connection with the restructuring, the Company restructured certain obligations owed to other creditors that resulted in approximately $3,465,000 of forgiveness of indebtedness that was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the six months ended February 28, 2002.

     The extraordinary gain on the forgiveness of indebtedness recognized during the six months ended February 28, 2002, is summarized as follows (in thousands):

               Forgiveness of indebtedness:
                 Revolving credit facility with banks        $ 81,219
                  Other obligations                             3,465
                                                                -----
                      Total                                    84,684
               Less legal fees and other direct costs           1,385
                                                                -----
               Extraordinary gain                              83,299
               Less income taxes                               32,800
                                                               ------
               Net extraordinary gain                        $ 50,499
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

     On November 6, 2001, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. Interest on the revolving credit facility is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of February 28, 2002). As of February 28, 2002, there was approximately $5,361,000 of outstanding borrowings under this facility. Approximately $6,400,000 of additional borrowings were available to the Company under the facility as of February 28, 2002.

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

     An amendment to the Company's Articles of Incorporation increasing the authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares was approved by the shareholders of the Company at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. Immediately upon the effectiveness of this amendment, each of the then outstanding Series A Preferred shares was automatically converted into 25 shares of Class A Common Stock. As a result of the amendment, 1,668,885 Series A Preferred shares were converted into 41,722,125 Class A Common Stock of the Company on February 4, 2002. There are currently no Series A Preferred Stock of the Company outstanding.

     Stock Options - On November 6, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provided for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers, key employees and consultants in connection with the debt and equity restructuring described in Note 2. Stock options granted under the 2001 Plan are exercisable at a price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for the Company's shares of

     Class A Common Stock. The options generally vest one-fourth annually beginning on November 6, 2002 and expire on November 6, 2011. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of a subsequent change in control.

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

     Redeemable Preferred Stock - The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after any outstanding shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC, nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or (ii) the distribution of assets to holders of the Company's capital stock upon the sale of substantially all the Company's assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC's internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC's internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the debt and equity restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

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

     There was no income tax expense recognized for financial reporting purposes on income before extraordinary gain for either the three or six month periods ended February 28, 2002 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. A tax benefit of approximately $2,100,000 was recognized in the three months ended February 28, 2001 for certain refunds related to farm loss carry backs which were received in that period.

     As described in Notes 2 and 7, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in a gain on the forgiveness of indebtedness of differing amounts for financial and income tax reporting purposes that will reduce the available net operating loss carryforwards. The estimated income tax effect of this gain resulted in the recognition of an income tax benefit of $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to the extraordinary gain for income taxes of a like amount for the six month period ended February 28, 2002. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

In fiscal 2001 and the first two months of the first quarter of fiscal 2002, we continued to experience substantial difficulty generating sufficient cash flow to meet our obligations on a timely basis. We failed to make certain scheduled monthly interest payments under our revolving credit facility, and were not in compliance with several provisions of our former revolving credit agreement and other long-term debt agreements through November 5, 2001. We were often delinquent on various payments to third party trade creditors and others. The industry-wide cranberry oversupply continued to negatively affect cranberry prices. Continued heavy price and promotional discounting by Ocean Spray and other regional branded competitors, combined with our inability to fund a meaningful marketing campaign, resulted in lost distribution and decreased market share of our products in various markets. We had reached the maximum on our then existing line of credit.

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

On November 6, 2001, we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, Inc., a private equity investment firm headquartered in Boca Raton, Florida), which we refer to as "Sun Northland", and with members of our then-current bank group and our new secured lenders, Foothill Capital Corporation and Ableco Finance LLC, that resulted in the restructuring of our debt and equity capital structure and a change of control of the company. We refer to these transactions collectively as the "Restructuring." Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 Class A Common shares to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into a Stock Purchase Agreement with us, pursuant to which Sun Northland assigned its rights to the Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 Class A Common shares, (ii) 1,668,885 Series A Preferred shares (each of which converted into 25 Class A Common shares, or a total of 41,722,125 Class A Common shares, on February 4, 2002), and (iii) 100 shares of our newly created Series B Preferred Stock (which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer). Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.2 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 Class A Common shares to Foothill Capital Corporation and Ableco Finance LLC, which warrants are immediately exercisable and have an exercise price of $.01 per share.

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

As a result of the Restructuring, Sun Northland controls approximately 94.4% of our total voting power through (i) the Class A Common shares, including the Series A Preferred shares subsequently converted into Class A Common shares, issued to Sun Northland, and (ii) the additional 7,618,987 Class A Common shares over which Sun Northland exercises voting control pursuant to a Stockholders' Agreement that we entered into with Sun Northland and other shareholders in connection with the Restructuring. Assuming full vesting over time of the options to acquire Class A Common shares that we issued to key employees in the Restructuring, Sun Northland owns approximately 77.5% of our fully-diluted Class A Common shares.

See Notes 2 and 7 of Notes to Condensed Financial Statements for a further discussion of the Restructuring.

In December 2001, we entered into an agreement terminating our lease of two cranberry marshes in Nantucket, Massachusetts. Under the terms of the agreement, we transferred certain equipment used in the operation of the marshes to the lessor in exchange for the early termination of the lease (the original term of which continued through December, 2003) and a full release of all of our past and future obligations under the lease.

The cranberry industry experienced three consecutive nationwide bumper crops culminating with the 1999 harvest. This was followed by what we believe were inadequate volume regulations under United States Department of Agriculture cranberry marketing orders for the 2000 and 2001 crop years, resulting in large levels of excess cranberry inventories held by industry participants and depressed cranberry prices. To date in fiscal 2002, we have observed moderately increasing prices. In February 2002, the Cranberry Marketing Committee met to consider whether to implement a marketing order for the 2002 crop year. No consensus was reached and, to date, the Committee has not recommended that the United States Department of Agriculture adopt a volume regulation. It is unknown at this time whether a volume regulation will be adopted for the 2002 crop year and what impact any or no regulation will have on our results of operations or financial condition.

We prepare our financial statements in accordance with generally accepted accounting principles which, through the application of certain critical accounting policies, require management to make judgments, estimates and assumptions regarding matters which are inherently uncertain. We have stated our inventory carrying value at the lower of cost (using the first-in, first-out costing method) or estimated market values, based upon management's best estimates of future product selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time it takes to sell the inventory. Such factors are all subject to significant fluctuations. We also use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. On an ongoing basis management reviews these estimates, including those related to allowances for doubtful accounts, product returns, and trade discounts and incentives, valuation of inventories, future cash flows associated with assets held for sale and long-lived assets, useful lives for depreciation and amortization, valuation allowances for deferred income tax assets, litigation, environmental liabilities and contracts based on currently available information. Changes in facts and circumstances or the use of different assumptions may result in revised estimates and actual results could differ from those estimates.

We believe that as a result of the Restructuring, we have sufficient working capital and borrowing capacity to once again aggressively market and support the sale of our Northland and Seneca brand juice products in fiscal 2002.

We adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," effective in the fourth quarter of fiscal 2001. Under these new accounting standards, the cost of sales incentives provided to retailers (which we refer to as "trade spending and slotting") and consumer coupons are reported as a reduction in net revenues. We previously reported these costs as selling, general and administrative expenses. We reclassified the condensed consolidated statements of operations for the three month and six month periods ended February 28, 2001 to conform to the new requirements, and as a result, approximately $3.0 million and $6.1 million, respectively, of amounts previously reported as selling, general and administrative expenses have been reclassified and reported as a reduction of net revenues.

With our new debt and equity capital structure following the Restructuring, we believe we are in a position to build on the operational improvements we put in place in fiscal 2001. Our focus for fiscal 2002 is on improving our operations and reducing debt through a balanced marketing approach with an emphasis on profitable growth.

RESULTS OF OPERATIONS

Total net revenues for the three months ended February 28, 2002 were $24.0 million, a decrease of 18.4% from net revenues of $29.4 in the prior year's second quarter. Net revenues for the six months ended February 28, 2002 were $54.3 million, a decrease of 23.6% from net revenues of $71.1 million in the prior year's second quarter. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products; and (ii) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales and which accounted for approximately $2.2 million and $7.0 million of net revenues, respectively, for the three month and six month periods ended February 28, 2001. These net revenue decreases were offset by (i) increased sales of cranberry concentrate; and (ii) reduced trade spending and consumer coupons (which are reported as a reduction of gross revenues). Trade industry data for the 12-week period ended February 24, 2002 showed that our Northland brand 100% juice products achieved a 5.1% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 7.9% market share for the 12-week period ended February 25, 2001. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 5.2% for the 12-week period ended February 24, 2002 compared to a 9.0% market share for the 12-week period ended February 25, 2001.

On January 25, 2002, we were notified by Nestle USA ("Nestle"), a customer for whom we produce and package juice beverages, of its intention to transfer production and packing of bottled beverages to our principal competitor, Ocean Spray Cranberries, Inc., over the next six to nine months. Nestle has notified us that it does not intend to transfer production of canned juice beverages, so we anticipate that we will continue to produce and package canned juice beverages for Nestle. We had net revenues from production and packing of bottled beverages for Nestle of approximately $1.5 million and $3.1 million in the three and six month periods ended February 28, 2002, respectively. We are currently considering various alternatives with respect to the utilization of our manufacturing facilities and replacing the Nestle business.

In fiscal year 2001, due to our general lack of available cash, we were unable to fund a meaningful advertising campaign. In fiscal year 2002, following our Restructuring, we were able to once again resume media advertising of our Northland brand 100% juice cranberry blends. We believe the resumption of media advertising, combined with our trade promotion spending, will provide a more balanced marketing approach which we expect will result in net revenues in the second half of fiscal year 2002 exceeding net revenues during the first half of fiscal year 2002.

Cost of sales for the three months ended February 28, 2002 was $16.7 million compared to $22.1 million for the second quarter of fiscal 2001, resulting in gross margins of 30.4% and 24.8% in each respective period. Cost of sales for the six months ended February 28, 2002 was $37.4 million compared to $53.9 million for the second quarter of fiscal 2001, resulting in gross margins of 31.1% and 24.2% in each respective period. The increase in gross margins in the second quarter and the first six months of fiscal 2002 was primarily the result of reduced manufacturing costs which were impacted by improved cost controls, improved utilization of manufacturing capacity and lower cranberry costs.

Selling, general and administrative expenses were $6.6 million, or 27.5% of net revenues, for the three months ended February 28, 2002, compared to $6.6 million, or 22.4% of net revenues, in the prior year's second fiscal quarter. During the three months ended February 28, 2002, we increased media advertising expense significantly while decreasing wages, consulting, legal and depreciation expenses, which resulted in similar levels of selling, general and administrative expenses compared to the second quarter of 2001. For the six months ended February 28, 2002, selling, general and administrative expenses were $12.5 million compared to $12.7 million in fiscal 2001. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to the Restructuring. After these restructuring charges, the recurring expenses were approximately $11.2 million, or 20.6% of net revenues. The reduction in expense (after the restructuring charges) between fiscal years resulted primarily from reduced wages, consulting expenses, legal expenses and depreciation, offset by increased media advertising. During the three months ended February 28, 2002, we sold an office facility in Wisconsin Rapids for its carrying value. The gain on disposal of property and equipment in the six-month period ending February 28, 2001 of $0.4 million resulted primarily from the sale of certain other real estate and other assets.

Interest expense was $1.2 million and $4.3 million for the three and six-month periods ended February 28, 2002, compared to $4.8 million and $9.5 million during the same periods of fiscal 2001. The decrease resulted primarily from reduced debt levels following our Restructuring. Interest expense in the remaining quarters of fiscal 2002 will be lower than comparable quarters in the prior year because of these reduced debt levels. See "Financial Condition" below.

Interest income of $0.6 million and $1.3 million for the three and six month periods ended February 28, 2002 and $0.7 million and $1.4 million in the comparable periods of fiscal 2001 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation.

In the three and six month periods ended February 28, 2002 there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. The income tax benefit recognized in the second quarter of fiscal 2001 related to a refund from a farm loss carry back received in that period.

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

FINANCIAL CONDITION

Net cash provided by operating activities was $10.9 million in the first six months of fiscal 2002 compared to $0.8 million in the same period of fiscal 2001. Income before extraordinary item plus depreciation and amortization was $4.1 million in the first six months of fiscal 2002 compared to $4.0 million in the comparable period of fiscal 2001. Decrease in receivables, prepaid expenses and other current assets provided $3.1 million of cash in the first six months of fiscal 2002 compared to $9.7 million in the first six months of fiscal 2001. Accounts payable and accrued liabilities provided cash of $0.6 million in the first six months of fiscal 2002 compared to a use of cash of $14.3 million in the first six months of fiscal 2001. The decrease in payables and accrued liabilities in the first six months of fiscal 2002 primarily resulted from a reduction in operating costs. Inventories decreased $3.1 million in the first six months of fiscal 2002 compared to $0.7 million in the first six months of fiscal 2001. This year's decrease resulted from lower growing and harvesting costs, as well as continued improvement in our management of raw material inventory levels.

Working capital was $3.7 million at February 28, 2002 compared to $31.6 million at August 31, 2001. However, at August 31, 2001, working capital included a $32.8 million deferred income tax asset which was realized during the first quarter of fiscal 2002. The current ratio exclusive of the current deferred income tax asset was 1.1 to 1.0 at February 28, 2002, compared to 1.0 to 1.0 at August 31, 2001.

Net cash provided by investing activities was $2.4 million in the first six months of fiscal 2002 compared to $0.8 million in the similar period of fiscal 2001. Collections on the note receivable from Cliffstar Corporation contributed toward the positive cash flow in both fiscal periods. Proceeds from the disposal of assets in the first six months of fiscal 2002 were primarily the result of the sale of an office facility in Wisconsin Rapids for $1.3 million. Other proceeds from disposals of property and equipment provided $0.2 million, offset by property and equipment purchases of $0.1 million. In fiscal 2001, proceeds from disposals of property and equipment provided $0.5 million, offset by property and equipment purchases of $0.2 million.

Net cash used in financing activities was $14.4 million in the first six months of fiscal 2002 compared to $0.9 million in the same period of the prior year. To accomplish the Restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Class A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see "General" and Notes 2 and 7 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. Also, payments were made on long-term debt and other obligations of $4.3 million in the first six months of fiscal 2002 and $0.9 million in the same period of fiscal 2001.

The following schedule sets forth our contractual long-term debt obligations as of February 28, 2002 (in thousands):

                             Payments Due by Period
                             ----------------------

    ---------------------------------------------------------------------------
                      Total     Less than  2-3 years  4-5 years  After 5 years
                                1 year
    ---------------------------------------------------------------------------
    Long-Term Debt    $79,223   $17,767    $12,981    $13,686    $34,780
                      =======   -------    -------    -------    -------
    ---------------------------------------------------------------------------

We have multiple-year crop purchase contracts with 45 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,948 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts last for five years, starting with the 1999 calendar year crop, and automatically renew after every harvest, unless cancelled, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries.

As of February 28, 2002, we had outstanding borrowings of $5.4 million under our $30.0 million revolving credit facility with Foothill and Ableco. As of February 28, 2002, we had approximately $6.4 million of unused borrowing availability under the facility. We believe that we will be able to fund our ongoing operational needs for the remainder of fiscal 2002 through (i) cash generated from operations; (ii) financing available under our revolving credit facility with Foothill and Ableco; (iii) intended actions to reduce our near-term working capital requirements; and (iv) additional measures to reduce costs and improve cash flow from operations.

As of February 28, 2002, we were in compliance with all of our debt arrangements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to return to profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share of our branded products, expected levels of interest expense and net revenues, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and continued consumer acceptance of our branded juice products, including consumer acceptance of our "27% Solution"; (iv) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (v) the impact of a marketing order or lack of a marketing order of the United States Department of Agriculture relative to the 2002 crop year, as well as any potential cranberry purchase program adopted by the United States Congress; (vi) agricultural factors affecting our crop and the crop of other North American growers; and (vii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition and recent debt and equity restructuring.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of February 28, 2002, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.3 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

There was no material change in our litigation with Cliffstar during the second quarter of fiscal 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

On November 6, 2001, in connection with the Restructuring and pursuant to the terms of a Stock Purchase Agreement, we issued (i) 37,122,695 Class A Common shares, (ii) 1,668,885 Series A Preferred shares, and (iii) 100 shares of our Series B Preferred Stock to Sun Northland. Each Series A Preferred share was automatically convertible into 25 Class A Common shares (subject to adjustment upon the happening of certain dilutive events) immediately upon the effectiveness of an amendment to our Articles of Incorporation having the effect of increasing the number of authorized Class A Common shares to a number sufficient to provide for the issuance of Class A Common shares upon conversion of all of the Series A Preferred shares at the conversion rate then in effect. An amendment to the Company's Articles of Incorporation increasing the authorized Class A Common from 60,000,000 shares to 150,000,000 shares was approved by the shareholders of the Company at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. Immediately upon the effectiveness of this amendment, each of the then outstanding Series A Preferred shares was automatically converted into 25 shares of Class A Common Stock. As a result of the amendment, 1,668,885 Series A Preferred shares were converted into 41,722,125 Class A Common shares of the Company on February 4, 2002. There are currently no Series A Preferred shares of the Company outstanding.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

The following matters were submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on January 30, 2002:

A.   Election of Directors
     ---------------------

The following six individuals were elected by the shareholders to serve as directors of the Company to hold office until the next annual meeting of our shareholders and until their successors are duly qualified and elected:

         By Class A Common Stock:
                                             Total              Votes
                                             Votes           Withholding
                                          Voted "For"         Authority
                                          -----------         ---------
         John Swendrowski                  41,549,613          264,851
         Marc J. Leder                     41,566,279          248,185
         Rodger R. Krouse                  41,567,528          246,936
         David Kreilein                    41,566,872          247,592
         Clarence E. Terry                 41,567,193          247,271
         Kevin J. Calhoun                  41,567,302          247,162

         By Series A Preferred Stock (1,668,885 shares, each with 25 votes):
                                             Total              Votes
                                             Votes           Withholding
                                          Voted "For"         Authority
                                          -----------        ----------
         John Swendrowski                  41,722,125                0
         Marc J. Leder                     41,722,125                0
         Rodger R. Krouse                  41,722,125                0
         David Kreilein                    41,722,125                0
         Clarence E. Terry                 41,722,125                0
         Kevin J. Calhoun                  41,722,125                0

B.   Amendment to Increase Authorized Shares
     ---------------------------------------
A proposal to approve an amendment to our Articles of Incorporation to increase the number of authorized shares of Class A Common Stock, $.01 par value, from 60,000,000 to 150,000,000.

         By Class A Common Stock:
               Votes        Votes         Votes             Broker
               -----        -----         -----             ------
                For        Against      Abstaining         Non-Votes
                ---        -------      ----------         ---------
             39,211,579     299,449       33,857          2,269,579

         By Series A Preferred Stock (1,668,885 shares, each with 25 votes):
               Votes        Votes         Votes             Broker
               -----        -----         -----             ------
                For        Against      Abstaining         Non-Votes
                ---        -------      ----------         ---------
             41,722,125      0              0               N/A

C.   Consent Amendment
     -----------------
A proposal to approve an amendment to our Articles of Incorporation which would, generally speaking, allow for certain actions to be taken by written consent of less than all of our shareholders.

         By Class A Common Stock:
               Votes        Votes         Votes             Broker
               -----        -----         -----             ------
                For        Against      Abstaining         Non-Votes
                ---        -------      ----------         ---------
             39,164,801     330,581       49,503            2,269,579

         By Series A Preferred Stock (1,668,885 shares, each with 25 votes):
               Votes        Votes         Votes             Broker
               -----        -----         -----             ------
                For        Against      Abstaining         Non-Votes
                ---        -------      ----------         ---------
             41,722,125       0             0                N/A

ITEM 5. OTHER INFORMATION.
-------------------------
At the regular meeting of the Board of Directors of the Company held on January 30, 2002, the Board unanimously voted to create standing Audit and Compensation Committees. Kevin J. Calhoun and David L. Kreilein were appointed to serve as members of the Audit Committee, with Mr. Kreilein serving as Chairman of the Committee. Rodger R. Krouse, Clarence E. Terry and David L. Kreilein were appointed to serve as members of the Compensation Committee, with Mr. Krouse serving as Chairman of the Committee.

At the regular meeting of the Board of Directors of the Company held on January 30, 2002, the Board also unanimously voted to increase the size of the Board of Directors from six to eight members. Pursuant to a Unanimous Consent Action of the Board of Directors effective February 20, 2002, Patrick J. Sullivan and George R. Rae were appointed to serve as members of the Board until the next annual meeting of the shareholders of the Company and the election and qualification of their successors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------
A.   Exhibits
     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.
B.   Form 8-K
     No Current Reports on Form 8-K were filed during the second quarter of fiscal 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORTHLAND CRANBERRIES, INC.



DATE: April 12, 2002           By:/s/ Richard P. Teske
                                      -------------------------------------
                                      Richard P. Teske
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.1            Amendments to the Company's Articles of Incorporation.

3.2            Articles of Incorporation, as amended, effective February 4,
               2002.

3.3            Amendments to the By-Laws of the Company, effective January 30,
               2002.

3.4            By-Laws of the Company, as amended, effective January 30, 2002.

10.1 Stock Option Agreement dated as of November 6, 2001 by and between the Company and John Swendrowksi.

10.2 Form of Stock Option Agreement dated as of November 6, 2001 by and between the Company and certain executive officers.