Form 10-Q
period 2002-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2002-07-15
CIK 818010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             May 31, 2002
                                    ------------------------------------

[ ] OR TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

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

Class A Common Stock                July 15, 2002                 91,548,580

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE


     Item 1.  Financial Statements......................................       3

              Condensed Consolidated Balance Sheets.....................       3

              Condensed Consolidated Statements of Operations...........       4

              Condensed Consolidated Statements of Cash Flows...........       5

              Condensed Consolidated Statement of Shareholders'
               Equity...................................................       6

              Notes to Condensed Consolidated Financial Statements......  7 - 19

     Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............. 20 - 26

     Item 3.  Quantitative and Qualitative Disclosure About
                       Market Risk......................................      27

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................      28

     Item 2.  Changes in Securities and Use of Proceeds.................      28

     Item 5.   Other Information........................................      28

     Item 6.  Exhibits and Reports on Form 8-K..........................      28

              SIGNATURE.................................................      29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                    May 31,        August 31,
                                                     2002             2001
                                                  ---------        ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                       $     238        $   1,487
  Accounts receivable                                 6,795           10,630
  Current portion of note receivable and
   accounts receivable - other                        9,644            8,530
  Inventories                                        20,402           24,382
  Prepaid expenses and other current assets           1,063              879
  Deferred income taxes                                   -           32,800
  Assets held for sale                                6,529            5,830
                                                  ---------        ---------
     Total current assets                            44,671           84,538
Note receivable, less current portion                19,750           23,000
Property and equipment, net                          65,852           71,907
Other assets                                            970              970
Debt issuance costs, net                              4,190                -
                                                  ---------        ---------
     Total assets                                 $ 135,433        $ 180,415
                                                  =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)

Current liabilities:
  Revolving line of credit facility               $   2,889        $       -
  Accounts payable                                    7,920            6,929
  Accrued liabilities                                 8,740           12,589
  Current maturities of long-term debt               18,657           33,375
                                                  ---------        ---------
     Total current liabilities                       38,206           52,893
Long-term debt, less current maturities              57,892           64,589
Obligations subsequently forgiven or
 exchanged for common stock                               -           84,087
                                                  ---------        ---------
     Total liabilities                               96,098          201,569
                                                  ---------        ---------
Redeemable preferred stock - Series B,
 100 and 0 shares issued and outstanding,
 respectively                                             -                -
Shareholders' equity:
  Common stock - Class A, $.01 par value,
   91,548,580 and 4,925,555 shares issued
   and outstanding, respectively                        915               49
  Common stock - Class B, $.01 par value,
   0 and 159,051 shares issued and
   outstanding, respectively                              -                2
  Additional paid-in capital                        154,902          149,129
  Accumulated deficit                              (116,482)        (170,334)
                                                  ---------        ---------
     Total shareholders' equity (deficiency
      in assets)                                     39,335           (21,154)
                                                  ---------        ---------
  Total liabilities and shareholders'
   equity (deficiency in assets)                  $ 135,433        $ 180,415
                                                  =========        =========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                               For the Three Months        For the Nine Months
                                   Ended May 31,              Ended May 31,
                                2002          2001         2002          2001
                            ------------   ----------   -----------   ----------
Net revenues                $    24,231    $  27,333    $   78,522    $  98,448
Cost of sales                    16,094       20,835        53,503       74,777
                            -----------    ---------    ----------    ---------

Gross profit                      8,137        6,498        25,019       23,671
Selling, general &
 administrative expenses         (6,043)      (5,178)      (18,515)     (17,893)
Gain on disposals of
 property & equipment                 -            -             -          412
                            -----------    ---------    ----------    ---------

Income from operations            2,094        1,320         6,504        6,190
Interest expense                 (1,119)      (4,410)       (5,399)     (13,913)
Interest income                     630          684         1,909        2,060
                            -----------    ---------    ----------    ---------

Income (loss) before
 income taxes and
 extraordinary item               1,605       (2,406)        3,014       (5,663)
Income tax benefit                  339            -           339        2,092
                            -----------    ---------    ----------    ---------

Income (loss) before
 extraordinary item               1,944       (2,406)        3,353       (3,571)

Extraordinary gain on
 forgiveness of
 indebtedness, net of
 $32,800 in income taxes              -            -        50,499            -
                            -----------    ---------    ----------    ---------
Net income (loss)           $     1,944    $  (2,406)   $   53,852    $  (3,571)
                            ===========    =========    ==========    =========

Net income (loss) per
 common share:
  Basic:
    Income (loss) before
     extraordinary gain     $      0.02    $   (0.47)   $     0.06    $   (0.70)
    Extraordinary gain                -            -          0.89            -
                            -----------    ---------    ----------    ---------
      Net income (loss)     $      0.02    $   (0.47)   $     0.95    $   (0.70)
                            ===========    =========    ==========    =========
  Diluted:
    Income (loss) before
     extraordinary gain     $      0.02    $   (0.47)   $     0.04    $   (0.70)
    Extraordinary gain                -            -          0.65            -
                            -----------    ---------    ----------    ---------
      Net income (loss)     $      0.02    $   (0.47)   $     0.69    $   (0.70)
                            ===========    =========    ==========    =========
Shares used in computing
 net income (loss) per
 common share:
  Basic                      91,548,580    5,084,773    56,573,978    5,084,773
  Diluted                   101,132,502    5,084,773    77,649,987    5,084,773

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                        May 31,        May 31,
                                                         2002           2001
                                                       ----------     ---------
Operating activities:
  Net income (loss)                                    $  53,852      $ (3,571)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of property
     and equipment                                         2,941         6,898
    Amortization of intangible assets                          -           634
    Amortization of debt issuance costs and
     debt discount                                         1,143             -
    Gain on disposals of property and equipment                -          (412)
    Extraordinary gain on forgiveness of indebtedness    (50,499)            -
    Changes in assets and liabilities:
      Receivables, prepaid expenses and other
       current assets                                      4,373        11,209
      Inventories                                          3,980         4,374
      Accounts payable and accrued liabilities            (1,341)      (16,701)
                                                       ---------      --------
    Net cash provided by operating activities             14,449         2,431
                                                       ---------      --------
Investing activities:
  Collections on note receivable                           2,000         1,250
  Property and equipment purchases                          (286)         (377)
  Proceeds from disposals of assets held for sale
   and of property and equipment                           2,115           511
  Net decrease in other assets                                 -            35
                                                       ---------      --------
    Net cash provided by investing activities              3,829         1,419
                                                       ---------      --------

Financing activities:
  Net increase (decrease) in borrowings under
   revolving line of credit facilities                     2,889           (54)
  Proceeds from issuance of long-term debt                20,000             -
  Payments on long-term debt and other obligations        (6,944)       (1,539)
  Net payments in settlement of revolving credit
   facility                                              (39,773)            -
  Payments for debt issuance costs                        (1,259)            -
  Proceeds from issuance of preferred stock                2,942             -
  Proceeds from issuance of common stock                   2,618             -
                                                       ---------      --------
    Net cash used in financing activities                (19,527)       (1,593)
                                                       ---------      --------

Net (decrease) increase in cash and cash
 equivalents                                              (1,249)        2,257
Cash and cash equivalents, beginning of period             1,487           164
                                                       ---------      --------

Cash and cash equivalents, end of period               $     238      $  2,421
                                                       =========      ========

            See notes to condensed consolidated financial statements.

                                                  NORTHLAND CRANBERRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                NINE MONTHS ENDED MAY 31, 2002
                                                    (DOLLARS IN THOUSANDS)
                                                          (Unaudited)

                                                                                                                    Total
                                            Convertible                                           Retained      Shareholders'
                                             Preferred     Common     Common     Additional       Earnings         Equity
                                              Stock -      Stock -    Stock -     Paid-in       (Accumulated     (Deficiency
                                             Series A      Class A    Class B     Capital         Deficit)        in Assets)
                                            -----------    -------    -------    ----------     ------------    -------------

BALANCE, AUGUST 31, 2001                       $   -        $  49      $   2     $ 149,129       $ (170,334)      $ (21,154)

  Conversion of Class B common stock to
   Class A common stock (159,051 shares)           -            2         (2)            -                -               -

  Issuance of Class A common stock for
   fractional shares due to reverse stock
   split (167 shares)                              -            -          -             -                -               -

  Exchange of debt for Class A common
   stock (7,618,987 shares)                        -           76          -           600                -             676

  Issuance of Class A common stock
   (37,122,695 shares)                             -          371          -         2,247                -           2,618

  Issuance of warrants to purchase
   5,086,106 shares of Class A common stock        -            -          -           401                -             401

  Issuance of convertible preferred
   stock - Series A (1,668,885 shares)            17            -          -         2,925                -           2,942

  Conversion of convertible preferred
   stock - Series A (1,668,885 shares) to
   Class A common stock (41,722,125 shares)      (17)         417          -          (400)               -               -

  Net income                                       -            -          -             -           53,852          53,852
                                               -----        -----      -----     ---------       ----------       ---------
  BALANCE, MAY 31, 2002                        $   -        $ 915      $   -     $ 154,902       $ (116,482)      $  39,335
                                               =====        =====      =====     =========       ==========       =========


                                   See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of May 31, 2002 and August 31, 2001 and its related results of operations for the three month and nine-month periods ended May 31, 2002 and 2001, respectively, and cash flows for the nine months ended May 31, 2002 and 2001, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2001 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, and as amended by Form 10-K/A Amendment No. 1.

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

     The Company did not make its scheduled principal and interest payments on a revolving credit facility with various banks and certain term loans payable to an insurance company during the year ended August 31, 2001, and the Company was not in compliance with several provisions of such debt agreements as of and for the years ended August 31, 2001 and 2000. Under the terms of the Company's debt agreements, the lenders had the ability to call all outstanding principal and interest thereunder immediately due and payable. Throughout fiscal 2001, management explored various alternatives with respect to obtaining additional equity and debt financing, and continued efforts to restructure and/or refinance its debt facilities, reduce costs and to explore various strategic alternatives related to the sale of all or a portion of the Company's assets or common stock. On November 6, 2001, as described in Notes 2 and 8, the Company completed a debt and equity restructuring. Management believes, as a result of the restructuring, the Company's debt facilities and expected cash flows from operations will be sufficient to support the Company's liquidity requirements for the remainder of fiscal year 2002.

     Debt Issuance Costs - Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $997,000 as of May 31, 2002.

     Net Income (Loss) Per Common Share - Net income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic net income (loss) per common share and diluted net (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 9.

     The weighted average shares outstanding used in calculating net income
     (loss) per common share for the three and nine-month periods ended May 31, 2002 and 2001 consisted of the following:

                                 Three Months Ended         Nine Months Ended
                                        May 31,                   May 31,
                                   2002         2001         2002        2001
                               -----------   ---------    ---------   ---------
     Basic:
       Shares outstanding at
        beginning of period     91,548,580   5,084,773    5,084,606   5,084,606

     Issuance of fractional
      shares due to reverse
      stock split                        -           -          167         167

     Issuance of new shares              -           -   51,489,205           -
                               -----------   ---------   ----------   ---------
       Total                    91,548,580   5,084,773   56,573,978   5,084,773

     Effect of dilution:
      Convertible preferred
       stock                             -           -   13,866,621           -
      Warrants                   5,033,168           -    3,795,621           -
      Options                    4,550,754           -    3,413,767           -
                               -----------   ---------   ----------   ---------
      Diluted                  101,132,502   5,084,773   77,649,987   5,084,773
                               ===========   =========   ==========   =========


     New Accounting Standards - Effective in the fourth quarter of the year ended August 31, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-14 provides guidance on the financial reporting of the cost of consumer coupons, among other items, in the consolidated statements of operations. EITF Issue No. 00-25 provides guidance on the financial reporting of the costs associated with sales incentives provided to customers in the consolidated statements of operations. Under the new accounting standards, the cost of consumer coupons and sales incentives provided to retailers are reported as a reduction in net revenues. The Company previously reported the cost of consumer coupons and sales incentives provided to retailers as selling, general and administrative expenses. Prior year condensed consolidated financial statements have been reclassified to conform to the new requirements, and as a result, approximately $2,948,000 and $9,042,000 of amounts previously reported as selling, general and administrative expenses during the three and nine-month periods ended May 31, 2001, respectively, have been reclassified and reported as a reduction of net revenues.

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

2.   DEBT AND EQUITY RESTRUCTURING

     On November 6, 2001 (during the first quarter of fiscal 2002), the Company completed a debt and equity restructuring. The debt restructuring (see Note
     8) was accomplished through the exchange by the participants of the Company's then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company's fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners Inc., of the Company's bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock, and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.5% of the Company's fully-diluted common shares. The 1,668,885 shares of the Series A Preferred Stock were subsequently converted into 41,722,125 shares of Class A Common Stock of the Company (see Note 9). The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members are officers of the Company.

     In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20,680,000 in outstanding borrowings under two term loans with an insurance company (see Note 8).

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

     Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation ("Foothill") and Ableco Finance LLC ("Ableco"). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 8). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

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

     Cliffstar has asserted counterclaims against the Company, alleging that (1) the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) the Company has breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the Company's carrying value, by failing to notify Cliffstar that the Company intended to write-down its cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) the Company breached the co-packing agreement by prematurely terminating that agreement; (4) the Company converted the labels, films and plates relating to the private label juice business; (5) the Company intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) the Company breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up its work-in-process and raw material inventory before and after the sale of the private label juice business to Cliffstar. Cliffstar seeks compensatory damages in an amount not stated in the counterclaims, punitive damages for the alleged intentional interference claim, and attorneys' fees. The complaint does not seek rescission of the agreement, although Cliffstar reserves the right to seek recovery of rescission-type damages (among other damages) without seeking to unwind the transaction. The Company has denied the allegations of Cliffstar's counterclaims in all material respects.

     On June 7, 2002, the court granted the Company's motion for summary judgment and dismissed Cliffstar's fraud claim. It is the opinion of the Company's management, after consulting with outside legal counsel, that (1) the Company has strong claims for the required payments for cranberry concentrate, co-packing services and cranberry sauce sales and other alleged breaches of the agreements and these amounts owed the Company are valid and collectible; (2) the Company has strong factual and legal defenses in all material respects to Cliffstar's remaining counterclaims; and (3) the note and accounts receivable due from Cliffstar as of May 31, 2002 are collectible.

     The action is in the final stages of discovery, with expert discovery scheduled to be concluded by August 16, 2002. The court has scheduled trial for commencement on October 7, 2002.

     On May 13, 2002, the Company received Cliffstar's earn-out calculation for the year 2000. The Company believes that Cliffstar's earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. To date, Cliffstar has not provided the Company with the earn-out calculation for the year 2001. Accordingly, on June 7, 2002, the Company filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company seeks compensatory damages in an amount in excess of $1,000,000, plus attorneys' fees.

     The resolution of the legal proceedings cannot be predicted with certainty at this time. Management intends to vigorously defend the remaining counterclaims and to pursue any claims the Company may have against Cliffstar, including any actions to collect the amounts outstanding.

     As of May 31, 2002, the note receivable from Cliffstar had an outstanding balance of $24,000,000 and the Company had other outstanding accounts receivable due from Cliffstar aggregating approximately $5,411,000.

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

4. DISPOSITION OF PRIVATE LABEL CRANBERRY SAUCE BUSINESS AND RELATED MANUFACTURING FACILITY

     On June 8, 2001, the Company sold the net assets of its private label cranberry sauce business and a related manufacturing facility in Mountain Home, North Carolina. The Company had net revenues of approximately $1,685,000 and $8,688,000 during the three and nine-month periods ended May 31, 2001, respectively, related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company's accounting system does not segregate such items by type of product.

5.   INVENTORIES

     Inventories as of May 31, 2002 and August 31, 2001 consisted of the following (in thousands):

                                   May 31, 2002           August 31, 2001

     Raw materials                   $ 12,991                $ 18,677
     Finished goods                     3,233                   3,281
     Deferred crop costs                4,178                   2,424
                                     --------                --------
     Total inventories               $ 20,402                $ 24,382
                                     ========                ========

6.   ASSETS HELD FOR SALE

     On May 31, 2002, the Company closed its manufacturing facility in Cornelius, Oregon. The land and buildings were transferred from property and equipment to assets held for sale at carrying value which approximates estimated fair value, less costs of disposal. No gain or loss on this transfer was recognized. The equipment will be moved to the Company's Wisconsin Rapids, Wisconsin facility to be utilized at its manufacturing facility there.

7.   RESTRUCTURING CHARGES

     During the year ended August 31, 2000, the Company recorded an $8,250,000 pre-tax restructuring charge, consisting primarily of a $6,000,000 impairment writedown of a manufacturing facility in Bridgeton, New Jersey that discontinued production and closed on November 22, 2000, and $2,250,000 of plant closing costs and employee termination benefits. Approximately 130 employees received notification of their termination during the year ended August 31, 2000 as a result of the restructuring plan, primarily at the closed manufacturing facility and in the Company's sales department. All of the plant closing costs and employee termination benefits provided for at the time of the restructuring were paid during the year ended August 31, 2001, with the exception of approximately $456,000 of estimated obligations under a defined benefit pension plan which covered certain former Bridgeton employees, of which approximately $69,000 was paid during the nine months ended May 31, 2002.

8. REVOLVING LINE OF CREDIT FACILITY, LONG-TERM DEBT AND OBLIGATIONS SUBSEQUENTLY FORGIVEN OR EXCHANGED FOR COMMON STOCK

     Long-term debt as of May 31, 2002 and long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2001 consisted of the following (in thousands):

                                                        May 31,    August 31,
                                                         2002         2001

     Term loans payable                                $ 15,988    $       -
     Fee notes payable                                    3,673            -
     Restructured bank notes                             32,240            -
     Restructured insurance company note                 20,015            -
     Revolving credit facility with banks                     -      139,305
     Term loans payable to insurance company                  -       19,096
     Other obligations                                    4,633        9,469
     Accrued interest on restructured obligations             -       14,181
                                                       --------    ---------
     Total                                               76,549      182,051
     Less obligations subsequently forgiven or
      exchanged for common stock                              -       84,087
                                                       --------    ---------
     Amounts to be paid                                  76,549       97,964

     Less current maturities of long-term debt           18,657       33,375
                                                       --------    ---------

     Long-term debt                                    $ 57,892    $  64,589
                                                       ========    =========

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

     Certain banks participating in the revolving credit facility agreed to accept aggregate cash payments of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,291,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,332,000), net of legal fees, other direct costs and income taxes, was recognized in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings," as an extraordinary gain during the nine months ended May 31, 2002.

     Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company's newly issued Class A Common Stock and new notes (the "Restructured Bank Notes") with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes will be less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the nine months ended May 31, 2002. The future cash payments required under the Restructured Bank Notes are to be applied against the Company's adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate.

     Payments are due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (5.75% as of May 31, 2002), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 payable on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $19,345,000 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of 0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment.

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

     In addition, in connection with the restructuring, the Company restructured certain obligations owed to other creditors that resulted in approximately $3,465,000 of forgiveness of indebtedness that was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the nine months ended May 31, 2002.

     The extraordinary gain on the forgiveness of indebtedness recognized during the nine months ended May 31, 2002, is summarized as follows (in thousands):

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

     On November 6, 2001, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6,

     2006. Interest on the revolving credit facility is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of May 31, 2002). As of May 31, 2002, there was approximately $2,889,000 of outstanding borrowings under this facility. Approximately $5,600,000 of additional borrowings were available to the Company under the facility as of May 31, 2002.

     The Agreement provides for two term loans in the amount of $10,000,000 each, Term Loans A and B. Interest on the term loans is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of May 31, 2002). Principal payments of approximately $167,000 per month are required under Term Loan A commencing December 1, 2001 and continuing through November 1, 2006. Minimum principal payments of $625,000 per quarter are required under Term Loan B, commencing November 30, 2001 and continuing through August 31, 2005. Accelerated principal payments may be required based on collection of related collateral.

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

     The debt agreements contain various covenants, which include prohibitions on dividends and other distributions to shareholders, as well as repurchases of stock. Further, property and equipment expenditures are restricted and the Company is required to maintain and meet certain operating performance levels, as defined.

     For financial reporting purposes, the outstanding accrued interest on the restructured obligations of approximately $14,181,000 as of August 31, 2001 was included with long-term debt. The obligations subsequently forgiven and the portion of the revolving credit facility with various banks that was exchanged for common stock, aggregating approximately $83,411,000 and $676,000, respectively, was classified as a noncurrent liability for financial reporting purposes, as such amounts were not to be paid as part of the restructuring.

9.   SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS) AND REDEEMABLE PREFERRED STOCK

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

     An amendment to the Company's Articles of Incorporation increasing the authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares was approved by the shareholders of the Company at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. Immediately upon the effectiveness of this amendment, each of the then outstanding Series A Preferred shares was automatically converted into 25 shares of Class A Common Stock. As a result of the amendment, 1,668,885 Series A Preferred shares were converted into 41,722,125 shares of Class A Common Stock of the Company on February 4, 2002. There are currently no shares of Series A Preferred Stock of the Company outstanding.

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

10.  INCOME TAXES

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

     There was no income tax expense recognized for financial reporting purposes on income before extraordinary gain for either the three or nine-month periods ended May 31, 2002 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. As a result of a recent tax law change regarding the use of net operating loss carrybacks, we were able to carry back additional losses and recognize a tax benefit of approximately $339,000 in the three months ended May 31, 2002. A tax benefit of approximately $2,1000,000 was recognized in the second quarter of fiscal 2001 for certain refunds related to farm loss carrybacks.

     As described in Notes 2 and 8, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in a gain on the forgiveness of indebtedness of differing amounts for financial and income tax reporting purposes that will reduce the available net operating loss carryforwards. The estimated income tax effect of this gain resulted in the recognition of an income tax benefit of $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to the extraordinary gain for income taxes of a like amount for the nine month period ended May 31, 2002. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

11.  SUBSEQUENT EVENTS

     On July 1, 2002, the Company completed the sale of a cranberry marsh in Hanson, Massachusetts for approximately $ 3,500,000 in net proceeds, which approximated its carrying value. The facility was included in assets held for sale in the accompanying Condensed Consolidated Balance Sheets. The net proceeds were used to pay down borrowings on the Restructured Bank Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

In fiscal 2001 and the first two months of fiscal 2002, we continued to experience substantial difficulty generating sufficient cash flow to meet our obligations on a timely basis. We failed to make certain scheduled monthly interest payments under our revolving credit facility, and were not in compliance with several provisions of our former revolving credit agreement and other long-term debt agreements through November 5, 2001. We were often delinquent on various payments to third party trade creditors and others. The industry-wide cranberry oversupply had continued to negatively affect cranberry prices. Continued heavy price and promotional discounting by Ocean Spray and other regional branded competitors, combined with our inability to fund a meaningful marketing campaign, resulted in lost distribution and decreased market share of our products in various markets. We had reached the maximum on our then existing line of credit.

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

See Notes 2 and 8 of Notes to Condensed Financial Statements for a further discussion of the Restructuring.

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

On May 31, 2002, we closed our Cornelius, Oregon concentrating facility. We intend to sell the facility and have transferred cranberry concentrate production to our Wisconsin Rapids, Wisconsin concentrating facility. On June 28, 2002, we discontinued operations at our bottling plant located in Dundee, New York. We intend to sell the facility and have moved additional production to our Jackson, Wisconsin facility. We intend to utilize various co-packers for the balance of the Dundee production. We expect these closures will reduce operating costs and provide cash flow for use in our operations.

We adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," effective in the fourth quarter of fiscal 2001. Under these new accounting standards, the cost of sales incentives provided to retailers (which we refer to as "trade spending and slotting") and consumer coupons are reported as a reduction in net revenues. We previously reported these costs as selling, general and administrative expenses. We reclassified the condensed consolidated statements of operations for the three month and nine-month periods ended May 31, 2001 to conform to the new requirements and, as a result, approximately $2.9 million and $9.0 million, respectively, of amounts previously reported as selling, general and administrative expenses have been reclassified and reported as a reduction of net revenues.

With our new debt and equity capital structure following the Restructuring, we believe we are in a position to build on the operational improvements we implemented in fiscal 2001 and the first three quarters of fiscal 2002. We believe we have sufficient working capital and borrowing capacity to once again market and support the sale of our Northland and Seneca brand juice products. Our focus for the remainder of fiscal 2002 continues to be on improving our operations, reducing debt and implementing a balanced marketing approach with an emphasis on profitable growth.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with generally accepted accounting principles which, through the application of certain critical accounting policies, require management to make judgments, estimates and assumptions regarding matters which are inherently uncertain. We have stated our inventory carrying value at the lower of cost (using the first-in, first-out costing method) or estimated market values, based upon management's best estimates of future product selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time it takes to sell the inventory. Such factors are all subject to significant fluctuations. We also use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. On an ongoing basis, management reviews these estimates, including those related to allowances for doubtful accounts, product returns, trade discounts and incentives, valuation of inventories, future cash flows associated with assets held for sale and long-lived assets, useful lives for depreciation and amortization, valuation allowances for deferred income tax assets, litigation, environmental liabilities and contracts, based on currently available information. Changes in facts and circumstances or the use of different assumptions may result in revised estimates and actual results could differ from those estimates.

RESULTS OF OPERATIONS

Total net revenues for the three months ended May 31, 2002 were $24.2 million, a decrease of 11.3% from net revenues of $27.3 in the prior year's third quarter. Net revenues for the nine months ended May 31, 2002 were $78.5 million, a decrease of 20.2% from net revenues of $98.4 million in the prior year's nine month period. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products; and (ii) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales and which accounted for approximately $1.7 million and $8.7 million of net revenues, respectively, for the three month and nine-month periods ended May 31, 2001. These net revenue decreases were partly offset by (i) increased sales of cranberry concentrate; and (ii) reduced trade spending and consumer coupons (which are reported as a reduction of gross revenues). Trade industry data for the 12-week period ended May 19, 2002 showed that our Northland brand 100% juice products achieved a 5.6% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 6.8% market share for the 12-week period ended May 20, 2001. The total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines was 5.6% for the 12-week period ended May 19, 2002 compared to a 7.6% market share for the 12-week period ended May 20, 2001.

On January 25, 2002, we were notified by Nestle USA ("Nestle"), a customer for whom we produce and package juice beverages, of its intention to transfer production and packing of bottled beverages to our principal competitor, Ocean Spray Cranberries, Inc., by September 30, 2002. Nestle has notified us that it does not intend to transfer production of canned juice beverages, so we anticipate that we will continue to produce and package canned juice beverages for Nestle. We had net revenues from production and packing of bottled beverages for Nestle of approximately $1.7 million and $4.8 million in the three and nine-month periods ended May 31, 2002, respectively. We are currently reviewing alternatives for replacing the lost Nestle business and maximizing utilization of our Jackson, Wisconsin manufacturing facility.

In fiscal year 2001, due to our general lack of available cash, we were unable to fund a meaningful advertising campaign. In fiscal year 2002, following our Restructuring, we were able to resume media advertising of our Northland brand 100% juice cranberry blends. The resumption of media advertising, combined with our trade promotion spending has provided a more balanced marketing approach in fiscal year 2002. Our promotional and pricing strategies focused our efforts on profitability as opposed to revenue growth and as a result we anticipate that our total net revenues for fiscal year 2002 will be less than those of fiscal year 2001.

Cost of sales for the three months ended May 31, 2002 was $16.1 million compared to $20.8 million for the third quarter of fiscal 2001, resulting in gross margins of 33.6% and 23.8% in each respective period. Cost of sales for the nine months ended May 31, 2002 was $53.5 million compared to $74.8 million for the first nine months of fiscal 2001, resulting in gross margins of 31.9% and 24.0% in each respective period. The increase in the gross margin rate in the third quarter and the first nine months of fiscal 2002 was primarily the result of reduced manufacturing costs which were impacted by improved cost controls, improved utilization of manufacturing capacity and lower cranberry costs.

Selling, general and administrative expenses were $6.0 million, or 24.9% of net revenues, for the three months ended May 31, 2002, compared to $5.2 million, or 18.9% of net revenues, in the prior year's third fiscal quarter. During the nine months ended May 31, 2002, we significantly increased media advertising expense which resulted in higher levels of selling, general and administrative expenses compared to the third quarter of 2001. For the nine months ended May 31, 2002, selling, general and administrative expenses were $18.5 million compared to $17.9 million in fiscal 2001. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to the Restructuring. After these restructuring charges, the recurring expenses were approximately $17.2 million, or 21.9% of net revenues. The reduction in expense (after the restructuring charges) between fiscal years resulted primarily from reduced wages, consulting expenses, legal expenses and depreciation, offset by increased media advertising. The gain on disposal of property and equipment in the nine month period ending May 31, 2001 of $0.4 million resulted primarily from the sale of certain real estate and other assets.

Interest expense was $1.1 million and $5.4 million for the three and nine-month periods ended May 31, 2002, compared to $4.4 million and $13.9 million during the same periods of fiscal 2001. The decrease resulted primarily from reduced debt levels following our Restructuring. Interest expense in the fourth quarter of fiscal 2002 will be lower than comparable quarter in the prior year because of these reduced debt levels. See "Financial Condition" below.

Interest income of $0.6 million and $1.9 million for the three and nine-month periods ended May 31, 2002 and $0.7 million and $2.1 million in the comparable periods of fiscal 2001 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation.

In the three and nine-month periods ended May 31, 2002 there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. The income tax benefit of $339,000 recognized in the three months ended May 31, 2002 related to additional loss carry backs as a result of a change in tax law regarding the use of net operating loss carrybacks. The incurred tax benefit recognized in the nine months ended May 31, 2001 related to a refund from a farm loss carryback received in the second quarter of fiscal year 2001.

In the first quarter of fiscal 2002, we realized an extraordinary gain on forgiveness of indebtedness in connection with the Restructuring of approximately $83.3 million, net of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. The extraordinary gain was further reduced by $32.8 million of income taxes, resulting in a net extraordinary gain of $50.5 million.

FINANCIAL CONDITION

Net cash provided by operating activities was $14.4 million in the first nine months of fiscal 2002 compared to $2.4 million in the same period of fiscal 2001. Income before extraordinary item plus depreciation and amortization was $7.4 million in the first nine months of fiscal 2002 compared to $4.0 million in the comparable period of fiscal 2001. Decreases in receivables, prepaid expenses and other current assets provided $4.4 million of cash in the first nine months of fiscal 2002 compared to $11.2 million in the first nine months of fiscal 2001. Accounts payable and accrued liabilities decreased, resulting in a use of cash of $1.3 million in the first nine months of fiscal 2002 compared to a use of cash of $16.7 million in the first nine months of fiscal 2001. The decrease in payables and accrued liabilities in the first nine months of fiscal 2002 primarily resulted from a reduction in operating costs. Inventories decreased $4.0 million in the first nine months of fiscal 2002 compared to $4.4 million in the first nine months of fiscal 2001. The decrease in inventories is a result of our efforts to improve management of our inventory through reductions in purchases of raw materials and also increases in sales of cranberry concentrate.

Working capital was $6.5 million at May 31, 2002 compared to $31.6 million at August 31, 2001. However, at August 31, 2001, working capital included a $32.8 million deferred income tax asset, which was realized during the first quarter of fiscal 2002 as a result of our Restructuring (see Note 8). The current ratio exclusive of the current deferred income tax asset was 1.2 to 1.0 at May 31, 2002, compared to 1.0 to 1.0 at August 31, 2001.

Net cash provided by investing activities was $3.8 million in the first nine months of fiscal 2002 compared to $1.4 million in the similar period of fiscal 2001. Collections on the note receivable from Cliffstar Corporation contributed to the positive cash flow in both fiscal periods. Proceeds from the disposal of property and equipment in the first nine months of fiscal 2002 were primarily the result of the sale of an office facility in Wisconsin Rapids for $1.3 million in the second quarter of fiscal 2002. Other proceeds from disposals of property and equipment provided $0.8 million, offset by property and equipment purchases of $0.3 million. In fiscal 2001, proceeds from disposals of property and equipment provided $0.5 million, offset by property and equipment purchases of $0.4 million.

Net cash used in financing activities was $19.5 million in the first nine months of fiscal 2002 compared to $1.6 million in the same period of the prior year. To accomplish the Restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Class A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see "General" and Notes 2 and 8 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. Since our restructuring, we have paid $5.7 million on long-term debt and other obligations for total payments of $6.9 million in the first nine months of fiscal year 2002 compared to $1.5 million in the same period in fiscal year 2001.

The following schedule sets forth our contractual long-term debt obligations as of May 31, 2002 (in thousands):

                             Payments Due by Period

                   Total     0-1 year    2-3 years    4-5 years    After 5 years
                  -------    --------    ---------    ---------    -------------
Long-Term Debt    $76,549     $18,657     $12,997      $14,034        $30,861


We have multiple-year crop purchase contracts with 46 independent cranberry growers pursuant to which we have contracted to purchase all of the cranberries harvested from up to 1,729 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for five years, starting with the 2001 calendar year crop, and automatically renew after every harvest, unless cancelled. Under the contracts we pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries.

As of May 31, 2002, we had outstanding borrowings of $2.9 million under our $30.0 million revolving credit facility with Foothill and Ableco. As of May 31, 2002, we had approximately $5.6 million of unused borrowing availability under the facility. We believe that we will be able to fund our ongoing operational needs for the remainder of fiscal 2002 through (i) cash generated from operations; (ii) financing available under our revolving credit facility with Foothill and Ableco; (iii) intended actions to reduce our near-term working capital requirements; and (iv) additional measures to reduce costs and improve cash flow from operations.

As of May 31, 2002, we were in compliance with all of our debt arrangements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events, which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to return to profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share of our branded products, expected levels of interest expense and net revenues, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) the disposition of certain litigation related to the sale of the net assets of our private label juice business; (v) the impact of a marketing order or lack of a marketing order of the United States Department of Agriculture relative to the 2002 crop year, as well as any potential cranberry purchase program adopted by the United States Congress; (vi) agricultural factors affecting our crop and the crop of other North American growers; and (vii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition and recent debt and equity restructuring.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------


We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of May 31, 2002, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.3 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

On June 7, 2002 the court granted our motion for summary judgement and dismissed Cliffstar Corporation's fraud claim. The action is in the final stages of discovery, with expert discovery scheduled to be concluded by August 16, 2002. Trial is scheduled to commence on October 7, 2002.

On June 7, 2002 we filed a separate suit against Cliffstar Corporation in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar Corporation relating to the earn-out calculations under the Asset Purchase Agreement and claiming that Cliffstar Corporation breached the Asset Purchase Agreement by failing to pay us earn-out payments for the years 2000 and 2001. We are seeking compensatory damages in excess of $ 1,000,000 plus attorneys' fees.

For further information on the litigation with Cliffstar Corporation see Note 3 of Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------  ------------------------------------------

There were no changes in securities and use of proceeds in the third quarter of fiscal 2002.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

Pursuant to a Unanimous Consent Action of the Board of Directors effective May 24, 2002, the Board unanimously voted to increase the size of the Board of Directors from eight to nine members and to appoint C. Daryl Hollis to serve as a member of the Board until the next annual meeting of the shareholders of the Company and the election and qualification of his successor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

     A.   Exhibits

          No exhibits were filed with this Form 10-Q report.

     B.   Form 8-K

          No current reports on Form 8-K were filed during the third quarter of fiscal 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORTHLAND CRANBERRIES, INC.





DATE: July 15, 2002                     By: /s/ Nigel J. Cooper
                                           -------------------------------------
                                            Nigel J. Cooper
                                            Vice President - Finance

                                  EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
----------                              -----------


                                        None