Form 10-K
period 2002-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2002-11-29
CIK 818010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended August 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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

              2930 Industrial Street
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 26, 2002:
                                   $5,208,363

Number of shares issued and outstanding of each of the registrant's classes of common stock as of November 26, 2002:

             Class A Common Stock, $.01 par value: 91,548,580 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy Statement for 2003 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III, to the extent indicated therein).

                                     PART I

                Special Note Regarding Forward-Looking Statements

     We make certain "forward-looking statements" in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) the resolution of certain litigation related to the sale of the net assets of our private label juice business and claims asserted by us against our principal competitor regarding what we believe to be anticompetitve tactics and unlawful monopolization within the cranberry products industry; (v) agricultural factors affecting our crop and the crop of other North American growers; and (vi) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We disclaim any duty to update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition and our recent debt and equity restructuring.

Item 1.  Business.

                                General; History

     We are a vertically integrated grower, handler, processor and marketer of cranberries, branded cranberry products and fruit beverages. As of November 26, 2002, we owned or operated 21 cranberry producing marshes with 2,009 planted acres in Wisconsin. We also maintain multi-year crop purchase contracts with 44 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,743 contracted acres.

     Our products include:

     o Northland brand 100% juice cranberry blends (containing 27% cranberry juice), which we sell through supermarkets, drug store chains, mass merchandisers, club stores, foodservice outlets and convenience stores;

     o Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape, cranberry and orange juice products, and frozen juice concentrate products, including apple, grape and cranberry juice products;

     o Northland brand fresh cranberries, which we sell to retail and wholesale customers;

     o Awake frozen orange-flavored concentrate; and

     o cranberry juice concentrate, single-strength cranberry juice, single strength and concentrate cranberry juice purees, sweetened dried cranberries, chocolate-coated cranberries and frozen whole and sliced cranberries, which we sell to industrial and ingredient customers.

     We also provide contract packaging services to third parties utilizing our owned manufacturing facility located in Jackson, Wisconsin.

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

                                   Fiscal 2002

     During the first quarter of fiscal 2002 we continued to experience lost distribution and decreased market share of our products in various markets, we believe primarily as a result of Ocean Spray's tactics and dominance in the cranberry products industry, as well as competition from regional brands. Although we were successful in retaining distribution in many markets, the lack of sufficient working capital at the beginning of fiscal 2002 limited our ability to promote our products through media advertising. Prior to November 6, 2001, we were in default under the terms of our loan documents with our then-current bank group and other third parties, had difficulty generating sufficient cash flow to meet our obligations on a timely basis, and were often delinquent on various payments to third party trade creditors and others. We reached the point where we felt it was imperative to reach an agreement with our then-current bank group and to refinance our bank debt, or else we believed we were faced with liquidating or reorganizing Northland in a bankruptcy proceeding in which our creditors would have likely received substantially less value than we felt they could receive in a restructuring transaction and our shareholders would have likely been left holding shares without any value. On November 6, 2001, we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, Inc., a private equity investment firm headquartered in Boca Raton, Florida), which we refer to as "Sun Northland", and with members of our then-current bank group and our new secured lenders, Foothill Capital Corporation and Ableco Finance LLC, that resulted in the restructuring of our debt and equity capital structure and a change of control of the company. We refer to these transactions collectively as the "Restructuring."

                            Restructuring Transaction

     On November 5, 2001, in contemplation of completing the Restructuring, we effected a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). In addition, we voluntarily delisted our shares of Class A Common Stock from trading on the Nasdaq National Market and obtained quotation of our shares of Class A Common Stock on the Over-The-Counter Bulletin Board under a new symbol ("NRCNA") effective on the opening of trading on November 6, 2001. All share and per share information included in this Form 10-K reflect the reverse stock split.

     Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 shares of Class A Common Stock to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into a Stock Purchase Agreement with us (which we refer to as the "Purchase Agreement"), pursuant to which Sun Northland assigned its rights to those Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 shares of Class A Common Stock, (ii) 1,668,885 Series A Preferred shares (each share of which was automatically converted into 25 shares of Class A Common Stock upon the amendment to the Company's Articles of Incorporation, which was approved at the 2002 annual meeting of shareholders and became effective on February 4, 2002, increasing the number of authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares), and (iii) 100 shares of our newly created Series B Preferred Stock, which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer. Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.2 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 shares of Class A Common Stock to Foothill Capital Corporation and Ableco Finance LLC, which warrants are immediately exercisable and have an exercise price of $.01 per share.

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

     As a result of the Restructuring, Sun Northland controls approximately 94.4% of our total voting power through (i) the shares of Class A Common Stock and Series A Preferred Stock (subsequently converted into Class A Common Stock as noted above) we issued to Sun Northland, and (ii) the additional 7,618,987 shares of Class A Common Stock over which Sun Northland exercises voting control pursuant to a Stockholders' Agreement that we entered into with Sun Northland and other shareholders in connection with the Restructuring. Assuming full vesting over time of the options to acquire shares of Class A Common Stock that we issued to key employees in the Restructuring, Sun Northland owns approximately 77.1% of our fully-diluted shares of Class A Common Stock.

     As a result of and following the Restructuring we were once again able to aggressively market and support the sale of our Northland and Seneca brand juice products. Our products continue to be available in all 50 states and, as of September 8, 2002, our Northland brand 100% juice cranberry blends were available in supermarkets nationwide that account for approximately 61% of total grocery sales according to data compiled by Information Resources, Inc. ("IRI"), compared to 78% at the end of fiscal 2001. Additionally, IRI data indicated that, for the 12-week period ended September 8, 2002, our Northland brand 100% juice cranberry products achieved a 5.1% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 6.0% market share for the 12-week period ended September 9, 2001. Market share of our Seneca brand cranberry juice product line for the same period decreased from approximately 0.4% to approximately 0.1%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of approximately 5.2% for the 12-week period ended September 8, 2002, down from approximately 6.4% for the 12-week period ended September 9, 2001.

     Our costs to manufacture branded products continued to increase in the first quarter of fiscal 2002 due to our facilities not being utilized to capacity. As a result, we took several steps during the fiscal year to reduce costs and improve cash flows from operations, including:

     o    closing our facility in Dundee, New York;

     o redistributing production volume to our Jackson, Wisconsin facility and third party contract manufacturers;

     o    selling our manufacturing facility in Cornlieus, Oregon;

     o    selling our Hanson, Massachusetts marsh;

     o    terminating the lease on the marshes in Nantucket, Massachusetts;

     o    selling an office facility in Wisconsin Rapids;

     o reducing personnel at our corporate offices to reflect current sales volumes and production levels; and

     o focusing our attention on improving our inventory control system, thus increasing our inventory turns of finished goods and non-cranberry raw material.

     During fiscal 2002 we continued to closely monitor our levels of trade spending in the retail grocery markets, including reducing the number of trade promotions and promotion rates for all brands. We also took additional steps during the year, which we believe helped us to compete in the marketplace in fiscal 2002, including:

     o updating the label of our Northland 100% juice cranberry blends in an effort to make it more appealing to consumers and enhance its visual presence on the shelf;

     o pursuing growth of cranberry concentrate, frozen whole and sliced cranberries and our other cranberry-based products through business opportunities with industrial and ingredient customers, both domestically and internationally; and

     o exploring and utilizing alternative sales channels, such as club stores and food service providers including restaurants, hospitals and schools.

     These steps, in combination with the Restructuring, helped us to return to profitability in fiscal 2002 and achieve (i) an increase in gross margins due primarily to reductions in depreciation costs and other overhead; (ii) lower operating expenses; and (iii) more efficient trade spending due to the change in our promotional and pricing strategies. As of August 31, 2002, we were in compliance with all of our debt arrangements.

     In fiscal 2002, we did not have revenues from any one customer that exceeded 10% of our total net revenues. In fiscal 2001 and 2000, we had revenues from one customer, Nestle USA, of approximately $12.9 and $45.9 million, or 10.2% and 22.2% of our total net revenues, respectively. In October 2002, Nestle USA transferred production and packing of bottled beverages from us to our principal competitor, Ocean Spray Cranberries, Inc. Nestle has notified us that it does not intend to transfer production of canned juice beverages, so we anticipate that we will continue to produce and package canned juice beverages for Nestle.

                                Branded Products

     Products

     Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 in an effort to offer consumers an alternative to the Ocean Spray brand and achieved national distribution in the summer of 1997. As of September 8, 2002, our Northland 100% juice cranberry blends were available in all 50 states and in supermarkets nationwide that account for approximately 61% of total grocery sales. We currently produce and sell eight flavors of Northland 100% juice cranberry blends, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry and cranberry orange. We have three bottle sizes, all in plastic, available for general distribution, including 46, 64, and 96 ounce sizes. The 96-ounce size was developed specifically for the club and mass merchandise channels.

     Northland 100% juice cranberry blends are also available in two can sizes. The 5.5 ounce can is sold in retail six-packs and used as a sampling device. The 46 ounce can is sold to retail grocery accounts in markets where the Northland brand is approved for participation in the Women, Infants and Children program administered by the United States Department of Agriculture.

     We also produce and sell several varieties of Seneca juice products. As of the end of fiscal 2002, our Seneca cranberry juice drink product line was available in supermarkets that account for 1.8% of total grocery sales, according to IRI data. The Seneca cranberry products were designed to compete against other non-premium cranberry drink brands and to complement the Northland brand of 100% juice products.

     We also sell citrus juice products under the TreeSweet label. TreeSweet products are now sold in 64 ounce plastic and 5.5 and 46 ounce tin sizes. We also sell frozen orange-flavored concentrate under the Awake brand.

     Our foodservice business manufactures and markets juice products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, schools and hospitals. We offer our foodservice products in a variety of sizes and packages under the Northland, Seneca and TreeSweet brands.

     We also grow and package Northland brand fresh cranberries and primarily sell them in 12-ounce plastic bags to food retailers and wholesalers during the fall. We also currently sell sweetened dried cranberries to industrial and ingredient customers. In conjunction with our fall 2002 sales of Northland brand fresh cranberries, we offered sweetened dried cranberries, both chocolate coated and non-coated, for sale to consumers through retail produce departments. We intend to continue to expand our sweetened dried cranberries business in fiscal 2003.

     Marketing

     Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends highlights the differences in flavor and juice content between Northland brand 100% juice cranberry blends and many competing products of Ocean Spray and others which contain less than 100% juice. Currently, Northland is the only 100% juice brand with 27% cranberry juice in every flavor.

     In fiscal 2003, we intend to focus our marketing efforts on:

          o    Media Advertising

          - During fiscal 2003, we intend to maintain an advertising strategy that will focus on the health benefits and taste of Northland 100% juice cranberry blends. We intend to use television commercials to emphasize that other branded juice drinks contain less total juice and cranberry content than our Northland 100% juice cranberry blends. We ran 15 and 30 second television commercials beginning in the first quarter of fiscal 2003. Additionally, we are evaluating the use of print medium in fiscal 2003 to expand the reach of our marketing campaign.

          o    Sales Promotion

          - We intend to continue to offer purchase incentives to attract first-time buyers and prompt consumers who already drink Northland 100% juice cranberry blends to purchase more of our products. These incentives will be offered through "cents off" coupons to be delivered using various industry standard vehicles. We also intend to use a 5.5 ounce size package as a sampling device intended to motivate consumers to try our products.

          o    Package Labeling

          - In the fourth quarter of fiscal 2002, we updated the Northland label in an effort to make it more appealing and to enhance our product's visual presence on the shelf. The new design is intended to better communicate four points: the Northland brand name, the 100% juice content of our Northland products, the 27% cranberry juice of our Northland products, and the absence of added sugars. On the back panel, we continue to inform consumers that research has shown that regular consumption of products containing 27% cranberry juice helps to maintain a healthy urinary tract.

     Sales

     Industry-wide dollar sales of supermarket shelf-stable cranberry beverages were flat during fiscal 2002 versus fiscal 2001. However, total category dollar sales-grocery still exceeded $810 million for the 52 weeks ending September 8, 2002. The supermarket shelf-stable cranberry beverage category is composed of cranberry drinks and 100% juice cranberry blends. According to industry data, sales of 100% juice cranberry blends accounted for over 20% of the cranberry category for the 52 weeks ending September 8, 2002, although segment sales were down 12% for that same period.

     Our sales of branded products in fiscal 2002 accounted for approximately 58.3% of net revenues, compared to approximately 68.0% in fiscal 2001 and 47.6% in fiscal 2000. We expect to realize increased sales of our branded juice products in fiscal 2003 by:

          o working to regain sales distribution of our Northland and Seneca brand products in retail grocery channels and expand alternative distribution channels such as convenience stores, super-centers, mass merchandisers and drug stores;

          o continuing to review and revise our trade promotion plans and control trade promotion spending; and

          o on a periodic basis, offering discounts on our products and other trade incentives to retailers and wholesalers to temporarily reduce the price of our products to consumers and to obtain store display features and retail advertisements. We believe these efforts will help increase our product visibility while providing savings to our consumers. We anticipate that we will continue these trade promotion activities in fiscal 2003. In fiscal 2002, we substantially modified our trade promotional strategies with the expectation of maximizing value received for our trade expenditures.

     We expect that Crossmark, Inc. will continue to act as our broker for the Northland and Seneca brands throughout the United States in most channels of distribution during fiscal 2003. Crossmark employs over 10,000 people on a nationwide basis. We believe that its access to state of the art management systems will allow for greater focus on and implementation of our promotional programs than we have been able to achieve to date. In addition, as a result of our agreement with Crossmark, Crossmark will continue to focus on the Northland and Seneca brands in the areas of field sales and sales information within each individual market region.

     Our branded juice sales efforts in fiscal 2002 were coordinated by our Vice President-Sales. In fiscal 2002, we added additional field managers to our sales force as well as additional personnel to monitor retail objectives. These additions to our branded juice sales team were made to supplement our current staff and help us to focus our sales efforts in conjunction with Crossmark. In addition to their experience with our branded products to date, our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell's Soup Company, Sara Lee, SmithKline Beecham and Ralston Purina. Between our personnel and those within Crossmark, the organization has current or past experience with nearly every major branded grocery manufacturer in the country.

     Competition

     The shelf-stable cranberry juice and drinks market is dominated by Ocean Spray. Based on industry data, nationwide retail supermarket bottled shelf-stable cranberry beverage sales were approximately $810 million for the 52-weeks ending September 8, 2002, showing no growth versus the previous year. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets.

     Ocean Spray dominates most of the markets in which we compete. Ocean Spray is an agricultural marketing cooperative comprised of over 700 member-growers located in the United States, Canada and elsewhere, accounting for over 70% of all cranberries grown in North America. After consulting with outside legal counsel, we believe Ocean Spray does not qualify for certain protections under federal antitrust law and have commenced a lawsuit in the United States District Court for the District of Columbia seeking injunctive relief and damages based on, among other things, what we believe to be its unlawful monopolization of the cranberry products industry.

     Northland 100% juice cranberry blends compete with:

          o    Ocean Spray's branded cranberry juice products;

          o    branded cranberry juice products of regional producers; and

          o    private label cranberry juice products.

     Our Northland branded juice products are 100% juice cranberry blends which contain 27% cranberry juice in every flavor. Our competitors' products typically consist of less than 100% juice, and in several instances, contain significantly less than 27% cranberry juice content. For example, many of Ocean Spray's cranberry juice blends contain from 6% to 21% juice with the remainder being water and sweeteners such as high fructose corn syrup. Like Ocean Spray, other competitors' juices often use sugar or corn syrup additives as sweeteners. We believe that we should have an advantage over our competitors due to the perceived health and other benefits of our 100% juice products. We also believe that we should have an advantage because we are currently the only major manufacturer of 100% juice blends with an entire product line that contains 27% cranberry juice, a formulation that studies suggest is beneficial to human health. The success of our branded juice products will continue to depend on the opportunities we have to convince consumers to think highly of their quality and taste compared to that of our competitors' products.

     Northland 100% juice cranberry blends are premium-priced products because of their quality. Our products compete mainly with other premium-priced branded cranberry beverages, but also with private label products, which are usually lower-priced.

     We also compete in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks with our Seneca, Treesweet, and Awake branded products. Our principal competitors in the frozen juice concentrate market include several established brand names such as Welch's, Tree Top, Minute Maid and Tropicana. Our principal competitors in the market for shelf-stable canned fruit juices and drinks include Welch's, Mott's, Tree Top, Minute Maid and many regional brands. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. We cannot be certain that we will be successful in competing against these competitors. Ocean Spray does not compete in the frozen juice concentrate market.

                      Industrial/Ingredients/International

     Products

     Our Industrial/Ingredients/International group manages both sales and procurement of the following products:

          o    cranberry juice concentrate;
          o    frozen whole and sliced cranberries;
          o    retail and commercial fresh fruit;
          o    not-from-concentrate and single-strength cranberry juice;
          o    single-strength and concentrated cranberry purees;
          o    sweetened-dried cranber ries, with and without chocolate coating;
          o    custom blended cranberry and non-cranberry concentrate blends;
               and
          o    brokered commercial products sold through strategic partnerships.

     In addition, the Industrial/Ingredients/International group also manages:

          o    international sales of our retail brands;
          o processing of a variety of fruits into specified concentrates and blends; and
          o    procurement of non-cranberry juice concentrates and flavors.

     Sales

     During fiscal 2002, cranberry concentrate continued to be our principal industrial/ingredients product in terms of sales dollars, accounting for approximately 21.7% of our net revenues compared to approximately 11.4% in fiscal 2001 and 3.3% in fiscal 2000. We realized significant sales growth over fiscal 2001 across the broad range of our industrial/ingredient cranberry-based product lines, primarily due to two price increases of cranberry concentrate during the season and steadily rising demand for our premium-sorted frozen whole and sliced cranberries. Our industrial/ingredient sales efforts in fiscal 2002 were coordinated by our Vice President-Industrial/Ingredient/International group and conducted primarily through our internal industrial/ingredient sales force as well as a limited network of independent brokers.

     Competition

     Ocean Spray dominates the production and sale of cranberry concentrate and other cranberry ingredients in the United States and, through its control over the cranberry supply, we believe is able to effectively dictate market pricing and output for these products. We compete with Ocean Spray and regional suppliers for the sale of cranberry concentrate, non-cranberry concentrate blends, not-from-concentrate and single-strength cranberry juice, fresh cranberries and frozen whole and sliced cranberries to commercial and ingredient customers including, but not limited to, juice processors, bakeries, re-packagers, wholesale distributors and produce retailers and wholesalers. We believe our position as a vertically integrated grower, handler and processor of cranberries improves our ability to offer a long-term reliable supply of high quality cranberry products uniquely suited to the needs of our industrial, ingredient and fresh fruit trading partners.

     International

     International demand for cranberry products increased in fiscal 2002 compared to fiscal 2001, and we believe this trend will continue, in part, due to public awareness of research studies suggesting that the regular consumption of cranberry products may provide health benefits, including maintenance of a healthy urinary tract. With our company-owned processing facility strategically situated in Wisconsin and co-packers located on both coasts, we believe we have both qualitative and competitive advantages in providing cranberry products to commercial customers throughout the world. Our sales of cranberry concentrate, customized non-cranberry blends and retail brands to international customers during fiscal 2002 were approximately $2.5 million, compared to approximately $1.6 million in fiscal 2001 and $2.7 million in fiscal 2000.

                                  Manufacturing

     Receiving and Processing

     An important part of our business strategy is our ability to process our grown and purchased cranberries. We currently own and operate a processing facility located in the heart of the Wisconsin cranberry growing area in Wisconsin Rapids. We recently sold our processing facility in Oregon and we now utilize a contract processor to press and concentrate the cranberries from our growers on the west coast. We utilize our manufacturing facilities in the various stages of processing cranberries. For example:

          o Raw cranberries are brought to our receiving stations, or a contract facility. We own a 172,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin. This receiving station, along with contract receiving facilities in Wisconsin and Oregon, cleans and sort raw cranberries.

          o After sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in freezer facilities around the country, including the owned 62,400 square foot freezer facility in Wisconsin Rapids or at independent freezer facilities, until they are sent to our processing plant or contract processor.

          o Frozen raw cranberries are pressed and concentrated at our processing plant in Wisconsin Rapids, Wisconsin, or at a contract processor. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to one of our owned or contracted bottling facilities.

     Packaging and Bottling

     In an effort to reduce costs and consolidate manufacturing, we closed and/or sold certain facilities and revised our manufacturing strategy in fiscal 2002. We now own one facility located in Jackson, Wisconsin and contract package at facilities in North Carolina and California, having closed our Dundee, New York facility in July 2002. The owned facility along with our network of contract packaging plants are strategically located to service customers throughout the country. We intend to evaluate the use of additional contract packaging in an effort to improve customer service and cost.

     The Jackson, Wisconsin plant is a bottling and packaging facility totaling 136,000 square feet, including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk tank storage area. This plant is capable of producing all sizes of PET bottles and two sizes of tin cans (5.5 ounce and 46 ounce).

     In addition to our Jackson, Wisconsin facility, we utilize three third party contract-packaging providers to service the southeastern and western markets - one in Fullerton, California that produces PET bottled products; one in Ventura, California that produces frozen concentrated juice products; and one in Mountain Home, North Carolina (which we formerly owned and sold in fiscal
2001), which produces shelf-stable and frozen products primarily for distribution in the southeastern market. All facilities are strategically located in high volume markets to minimize freight costs and maximize service levels.

     In addition to utilizing third party contract-packaging providers in the packaging and bottling of our products, we also perform contract packaging services for third parties at our owned facility to improve facility utilization and reduce production costs. These contract-packaging arrangements have been an integral part of production at our owned facilities. We believe we are an attractive contract packager for third party beverage manufacturers because we have developed a production and quality control program in conjunction with our own branded products, adaptable to the demands of other national brands. Additionally, we have the ability to adapt to new products and production schemes in a short span of time, making our facility an attractive alternative for the introduction of new products and processes. Contract packaging services accounted for approximately 10.1% of net revenues in fiscal 2002, compared to approximately 11.6% in fiscal 2001 and 24.9% in fiscal 2000.

     Distribution

     Our primary distribution strategy for fiscal 2002 was to maximize distribution from our owned and contracted production locations and to minimize distribution centers that are not associated with a production facility. During fiscal 2002, the distribution centers we utilized were reduced from seven to six in an effort to improve overall production costs and reduce finished goods inventory. Of the six remaining distribution centers, all but two are either on the site of or are directly associated with a production facility.

     We have an internal transportation department that contracts with independent carriers to distribute our products to grocery customers and customers in other channels. We believe that the strategic locations of our owned production facilities and the contract packaging plants, along with our distribution strategy and our in-house transportation department, contributes to lower costs overall while continuing to provide timely response to customer demands.

                             Agricultural Operations

     We own or operate 21 cranberry marshes and approximately 2,009 planted acres in Wisconsin as of November 26, 2002. During fiscal 2002, we sold our Hanson, Massachusetts marsh for approximately $4,000,000 and terminated our lease on the Nantucket, Massachusetts marshes. The terms of the Hanson sale enabled us to harvest approximately 100 acres for the 2002 harvest. With completion of the 2002 harvest, we have concluded agricultural operations in Massachusetts.

     In the fall of 2001 (i.e., fiscal 2002), we harvested approximately 381,000 barrels from 1,912 acres. The 2001 growing season was impacted by the implementation of a federal marketing order, which restricted the aggregate volume of cranberries that growers in the United States could harvest. This limit was approximately 65% percent of a given grower's historic average.

     We also contract with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 2002, we bought approximately 192,000 barrels of cranberries from other growers. As of November 26, 2002, we maintained multi-year crop purchase contracts with 44 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,743 contracted acres, subject to federal marketing order limitations. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. The ability to harvest our own fruit, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk.

     During 2002, we entered into agreements to amend our contracts with most of our growers. The amendments revised our payment schedule and allow us to better manage our cash flow. We have also obtained waivers from most of our growers relating to our deferral of payments required under our contract for the 2000 calendar year crop. All of the growers under contract have delivered their 2002 crop.

     For the 2002 growing season, no federal marketing order restricting the volume of cranberry harvests was in effect. Our fall 2002 harvest (i.e., fiscal
2003) has been completed on our owned and leased marshes. Production from 2,049 harvested acres totaled approximately 307,000 barrels of cranberries. During the fall 2002 harvest, we also purchased approximately 270,000 barrels of cranberries from contract growers.

     The quality and quantity of cranberries produced in any given year is dependent upon certain factors over which we have little or no control. For example, extremes in temperature, rainfall levels, storms and hail, or crop infestations can all adversely impact the quality and/or quantity of the harvest in any crop year. In addition, Ocean Spray exercises control over cranberry production and hence, we believe, levels of output in the industry. While we make efforts to reduce the potential adverse effects these factors may have on our internal crop, our cranberry production remains subject to these agricultural and industry factors.

     We also purchase insurance coverage for most of our marshes, which is subsidized by the federal government. These policies help insure against bad weather and other contingencies which may affect our crop. They generally insure us for at least 50% of the average crop yield over the past 10 years on each marsh.

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

     The Cranberry Marketing Committee ("CMC") of the United States Department of Agriculture has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2002, the Secretary of the USDA did not invoke volume regulations. During fiscal 2001 and 2000, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked volume regulations to restrict the industry-wide harvest of cranberries for the harvests occurring in the fall of 2000 and the fall of 2001. In 2000, the volume of cranberries that growers in the United States could harvest was limited to approximately 85% of a grower's given historical production. In 2001, the limit was lowered to 65% of historical production.

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

     We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin and our former marsh in Hanson, Massachusetts. Contamination from underground storage tanks also exists at our Bridgeton, New Jersey, facility, at which we ceased operations in fiscal 2001 and which is held for sale. We are currently working with the former owner of the facility, who is contractually obligated to indemnify us, to clean up the site. All of the sites have been reported to the appropriate state regulatory agencies. In addition, all clean-up activities are subject to state supervision. Based on information available as of August 31, 2002, we believe most of the costs of such activities will be covered by state reimbursement funds or claims against the prior owners of the properties. With respect to the Hanson property, $160,000 in proceeds from the sale of the property has been placed in escrow to cover the expected cost of cleanup. Based on information available as of August 31, 2002, we believe the escrow amount will be sufficient to fund the cleanup. We do not expect to incur material liabilities as a result of these remedial activities. We intend to continue our efforts during fiscal 2003 to sell our Bridgeton, New Jersey property.

     We do not expect environmental or other governmental legislation or regulation to have a material effect on our capital expenditures, results of operations or competitive position, other than as we have described above.

                                  Seasonality

     Before fiscal 1997, our business was very seasonal because we sold most of our crop to cranberry processors. Now that we have evolved from a cranberry grower to a consumer products company, the seasonality of our business has been reduced because we offer our products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter, the level of distribution we can achieve, as well as seasonal sales of fresh fruit.

                             Materials and Supplies

     We buy bottles, caps, flavorings, juice concentrates and packaging from independent third parties. We get most of the materials and supplies necessary for growing and cultivating cranberries, including water and sand, from our own marshes. We purchase and expect to continue to purchase most of our fertilizer and pesticides from our subsidiary, Wildhawk, Inc. We purchase the rest of the raw materials and supplies, including the materials used to package our fresh fruit, from various sources.

     If necessary, we believe we would be able to find other sources for these raw materials and supplies without a material delay or adverse effect on our business.

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

                                    Employees

     As of August 31, 2002, we had 299 full-time employees, as compared to 403 as of August 31, 2001. As of November 26, 2002, we had approximately 247 full-time employees. In addition to our full-time employees, we hired:

          o approximately 15 seasonal workers during the 2002 crop cultivation season;

          o    approximately 230 seasonal workers to harvest our crop in 2002;
               and

          o approximately 215 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids during 2002.

     As a result of our continuing efforts to reduce costs, either through attrition or permanent layoffs, our workforce was reduced by approximately 104 employees in fiscal 2002. We reduced our workforce by 16 employees when we closed and sold our Cornelius, Oregon facility, 44 employees during the fourth quarter of fiscal 2002 when we closed our Dundee, New York, plant and the remaining 44 employees throughout fiscal 2002 as we adjusted our administrative personnel to reflect the current sales and production levels. We also laid off 43 employees at our Jackson facility during the first quarter of 2003 after Nestle USA, one of our principal co-pack customers, entered into a "strategic operations alliance" with Ocean Spray and moved most of its production to Ocean Spray's bottling facilities.

     Our collective bargaining agreements with unions representing the former Minot employees in New Jersey have been terminated as a result of the closing of our Bridgeton, New Jersey plant. In December 1998, we entered into a collective bargaining agreement with a union representing employees in Jackson, Wisconsin. That agreement covers approximately 39 employees and was recently extended through January 1, 2005. We believe our current relationships with our employees, both union and non-union, are good.

Item 2.  Properties

     In Wisconsin Rapids, Wisconsin we own an office building on Industrial Street near our processing plant and an office building on West Grand Avenue. In an effort to consolidate our offices and improve efficiency, we sold our former corporate headquarters in Wisconsin Rapids during fiscal 2002.

     We own a 172,000 square foot receiving station, fresh fruit packaging and concentrate facility located on 40 acres in Wisconsin Rapids. This facility includes 62,400 square feet of freezer space, 45,000 square feet of cooler space, 8,500 square feet of dry warehouse and 55,100 square feet devoted to cranberry receiving and cleaning, fresh fruit packaging and concentrate production.

     We own a production and warehouse facility in Bridgeton, New Jersey. We have leased approximately 90,000 first floor square footage of the warehouse building to a warehouseman and distributor whose main offices are located in Bayonne, New Jersey. The lease has an original term of one year, which renews each year unless either party gives notice of its intent not to renew in accordance with the provisions of the lease. Total available square footage of this facility is estimated at roughly 290,000. We are currently attempting to lease an additional 45,000 square feet under a comparable arrangement. We will continue our efforts to sell the facility and/or lease the remaining space.

     We closed our Dundee, New York, bottling and packaging plant in fiscal 2002. The facility totals 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer space and 21,000 square feet of cooler and bulk tank storage area. This facility is currently being held for sale.

     In Jackson, Wisconsin, we own a bottling facility totaling 136,000 square feet including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk storage area.

     In 2002, we sold a 46,000 square foot pressing and juice concentrating facility and dry warehouse in Cornelius, Oregon for approximately $1,300,000.

     In Eau Claire, Michigan, we own a 79,000 square foot storage facility and distribution center. This facility is currently being held for sale.

     We sold our Hanson, Massachusetts marsh for approximately $4,000,000 during fiscal 2002, which included a 49,000 square foot receiving station located on a seven-acre parcel of the property.

     In addition to our facilities, we own 20 cranberry marshes and manage another one. We have set forth in the following table information about each of our 21 cranberry marshes as of November 26, 2002. We own all of these marshes in fee simple (or we manage or operate them, as indicated below), subject to mortgages. All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager's residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs. We terminated the lease with the Nantucket Conservation Foundation, Inc., from whom we leased a marsh in Nantucket, Massachusetts, on December 31, 2001 and ceased operations.

                                                                            November 26, 2002
                                                                        -------------------------      Calendar Year
                                                                        Approximate   Approximate        Acquired
Marsh Division Name and Location                                        Marsh Acres  Planted Acres       or Leased
--------------------------------                                        -----------  -------------       ---------
Associates Division (two marshes), Jackson County, Wisconsin.....         4,198            159           1983/1996

Meadow Valley Division, Jackson County, Wisconsin................         2,150             77              1984

Fifield Division, Price County, Wisconsin........................         2,460            196              1985

Three Lakes Division, Oneida County, Wisconsin...................         1,542             80              1985

Chittamo Division, Douglas and Washburn Counties, Wisconsin......           620             55              1985

Biron Division, Wood County, Wisconsin...........................           473            209              1987

Warrens Division, Monroe County, Wisconsin.......................           160             62              1987

Trego Division, Washburn County, Wisconsin.......................         1,715             96              1988

Gordon Division, Douglas County, Wisconsin.......................           880            149              1988

Mather Division, Juneau County, Wisconsin........................         2,500            148              1989

Nekoosa Division (two marshes), Wood County, Wisconsin...........           569             85              1989

Crawford Creek Division (two marshes), Jackson County,
  Wisconsin......................................................           304            134              1991

Hills Division, Jackson County, Wisconsin (1)....................           465             70              1991

Yellow River (two marshes), Juneau County, Wisconsin.............         1,714            252              1994

Dandy Creek, Monroe County, Wisconsin............................           350             55              1996

Manitowish Waters (two marshes), Vilas County, Wisconsin.........           345            182              1996
                                                                         ------         ------
   Total.........................................................        20,445          2,009
                                                                         ======         ======

(1) We operate this marsh under a management agreement with the owner. The agreement, which expires on December 31, 2002, requires us to manage, operate and harvest the marsh.
The agreement also requires us to purchase the harvest from the owner at a price equivalent to what we will pay our independent growers, with revenues and expenses to be shared as defined in the agreement.

ITEM 3. Legal Proceedings

     On March 8, 2000, we sold the net assets of our private label juice business to Cliffstar Corporation. The private label juice business assets sold consisted primarily of finished goods and work-in-process inventories, raw materials inventories consisting of labels and ingredients that relate to customers of the private label juice business (other than cranberry juice and cranberry juice concentrates), certain trademarks and goodwill, contracts relating to the purchase of raw materials inventory and the sale of products, and 135,000 gallons of cranberry juice concentrate. No plants or equipment were included in the sale. Cliffstar also assumed certain obligations under purchased contracts. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 (non-cash investing activity) which is to be collected over six years and which bears interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash (subject to potential post-closing adjustments) related to inventory transferred to Cliffstar on the closing date. We recognized a pre-tax gain of approximately $2,100,000 in connection with the sale of the net assets.

     Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. We also entered into certain related agreements with Cliffstar, including among them, a co-packing agreement pursuant to which Cliffstar contracted for specified quantities of Cliffstar juice products to be packed by us.

     On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois. We claim that (1) Cliffstar breached the Asset Purchase Agreement by failing to make required payments under the Asset Purchase Agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties; (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay us the required amounts due under it; (3) Cliffstar breached its fiduciary duty to us based on the same (or similar) conduct; (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct; and (6) Cliffstar breached the Asset Purchase Agreement's arbitration provision, which provides that any disagreements over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar shall be submitted to arbitration for resolution. On April 10, 2001, the Court granted our Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory is currently in arbitration.

     Cliffstar asserted counterclaims against us, alleging that (1) we fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) we breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to our carrying value, by failing to notify Cliffstar that we intended to write-down our cranberry inventory, by not providing Cliffstar our selling prices, by decreasing our level of service to customers after we signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) we breached the co-packing agreement by prematurely terminating that agreement; (4) we converted the labels, films and plates relating to the private label juice business; (5) we intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) we breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up our work-in-process and raw material inventory before and after the sale of the private label juice business to Cliffstar. We denied the allegations of Cliffstar's counterclaims in all material respects.

     On June 7, 2002, the court granted our motion for summary judgment and dismissed Cliffstar's fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered final judgment in our favor and against Cliffstar in the amount of $6,674,450. The judgment is subject to rulings on post-verdict motions and appeal. It is our opinion, after consulting with outside legal counsel, that the judgment will withstand post-verdict motions and be affirmed if appealed. However, the resolution of the legal proceedings cannot be predicted with certainty at this time.

     On May 13, 2002, we received Cliffstar's earn-out calculation for the year 2000. We believe that Cliffstar's earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. To date, Cliffstar has not provided us with the earn-out calculation for the year 2001. Accordingly, on June 7, 2002, we filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. We are seeking compensatory damages in an amount in excess of $1,000,000, plus attorneys' fees. The outcome of this suit cannot be predicted with certainty at this time.

     On April 5, 2002, we also received correspondence from counsel for Cliffstar demanding that we pursue claims against certain of our current and former directors and officers for alleged breach of fiduciary duties, entrenchment, mismanagement and waste of corporate assets. On April 22, 2002, an independent Special Committee of our Board of Directors was appointed to investigate the claims alleged by Cliffstar. On November 5, 2002, the Special Committee completed its investigation and concluded in the exercise of its business judgment that pursuing the claims demanded by Cliffstar would not be in the best interests of Northland and its shareholders.

     On November 11, 2002, together with Clermont, Inc., we filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. The lawsuit, which was filed in the United States District Court for the District of Columbia, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and consumers. As the proceeding is in the preliminary stages, we cannot predict the outcome with certainty at this time.

Item 4. Submission of Matters to a Vote of Shareholders.

     We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 2002.

                               Executive Officers

     As of November 26, 2002, each of our executive officers is identified below together with information about each officer's age, current position with us and employment history for at least the past five years:

Name                       Age       Current Position
----                       ---       ----------------
John Swendrowski           54        Chairman of the Board, Chief Executive
                                     Officer and Treasurer
Ricke A. Kress             51        President and Chief Operating Officer
Nigel J. Cooper            45        Vice President - Finance
Kenneth A. Iwinski         40        Vice President - Legal and  Secretary
William J. Haddow, Sr.     54        Vice President - Purchasing and Logistics
Steven E. Klus             56        Vice President - Manufacturing
John B. Stauner            41        Vice President - Agricultural Operations
Robert M. Wilson           46        Vice President - Industrial/Ingredients

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

     Nigel Cooper was appointed Vice President - Finance in May 2002. He joined us as Corporate Controller in October 2000. Before that he was a financial and accounting consultant with Resources Connection from 1999. Prior to that he held controller positions with InterAct Security, Riverplace Inc., Separation Technology and W. Security Systems, Inc. He spent four years with Price Waterhouse in the U.K. and is a Chartered Accountant.

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

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.


                  Sale Price Range of Class A Common Stock (1)
--------------------------------------------------------------------------------
          First Quarter     Second Quarter      Third Quarter    Fourth Quarter
--------------------------------------------------------------------------------
                        Fiscal Year Ended August 31, 2002

High        $   3.24          $    1.05           $   1.08         $    1.05

Low         $   0.45          $    0.45           $   0.50         $    0.80

                        Fiscal Year Ended August 31, 2001

High        $   7.00          $    7.00           $   5.25         $    7.41

Low         $   1.75          $    1.00           $   1.95         $    3.00

(1) All information in this table has been restated to give effect to the one-for-four reverse stock split of our Class A Common Stock effected as of the close of business on November 5, 2001. The range of sale prices listed for each quarter includes intra-day trading prices. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

     On November 26, 2002 there were approximately 329 shareholders of record for the shares of our Class A Common Stock.

     During fiscal 2001, shares of our Class A Common Stock traded on The Nasdaq Stock Market under the symbol "CBRYA." On November 5, 2001 (which was subsequent to the end of fiscal 2001), in contemplation of completing the Restructuring, we effected a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). All share information in the table above has been restated to give effect to the reverse stock split. Additionally, in furtherance of the Restructuring, we voluntarily delisted our Class A Common Stock from trading on The Nasdaq Stock Market and obtained quotation of our Class A Common Stock on the Over-The-Counter Bulletin Board under a new symbol ("NRCNA") effective on the opening of trading on November 6, 2001. During fiscal 2001, we had two shareholders of record for the shares of our Class B Common Stock. No public market existed for the shares of our Class B Common Stock during fiscal 2001. On November 5, 2001, the record holders of the shares of Class B Common Stock voluntarily converted their shares, pursuant to the terms of our Articles of Incorporation, into shares of Class A Common Stock on a one-for-one basis. As a result, as of November 26, 2001, there are no shares of Class B Common Stock issued and outstanding.

     See Item 6 for information on cash dividends paid on our common stock. Subsequent to the dividend payment in the third quarter of fiscal 2000, we indefinitely suspended further dividend payments on our common stock. On November 26, 2002, the last sale price of shares of our Class A Common Stock was $1.07 per share.

     On November 6, 2001, in connection with the Restructuring, we issued (i) 37,122,695 shares of Class A Common Stock, (ii) 1,668,885 Series A Preferred shares, and (iii) 100 shares of our Series B Preferred Stock to Sun Northland. Each share of the Series A Preferred share was automatically converted into 25 shares of Class A Common Stock immediately upon the amendment to the Company's Articles of Incorporation, which was approved at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. This amendment increased the number of authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares. As a result of the amendment, 1,668,885 Series A Preferred shares were converted into 41,722,125 shares of Class A Common Stock on February 4, 2002. There are currently no shares of Series A Preferred Stock outstanding. The consideration for the issuance of such shares consisted of $7.0 million cash and the assignment by Sun Northland to us of Assignment, Assumption and Release Agreements with members of our then-current bank group that gave us the right to acquire our then-existing indebtedness contained in those agreements in exchange for a total of approximately $38.4 million in cash and the issuance by us of approximately $25.7 million in the form of promissory notes and 7,618,987 shares of Class A Common Stock to certain bank group members who decided to continue as our lenders after the Restructuring. We issued these shares to Sun Northland in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

     On November 6, 2001, in connection with the Restructuring and as mentioned above, we issued (i) 7,618,987 shares of Class A Common Stock to certain bank group members who decided to continue as our lenders after the Restructuring (including U.S. Bank, National Association, ARK CLO 2000-1 Limited, and St. Francis Bank, F.S.B.), and (ii) warrants to purchase an aggregate of 5,086,106 shares of Class A Common Stock at an exercise price of $.01 per share, to Foothill Capital Corporation and Ableco Finance LLC, members of our new secured lending group. In consideration of the issuance of these shares of Class A Common Stock, as well as approximately $12.4 million in cash and a promissory note in the principal amount of approximately $25.7 million, U.S. Bank, National Association, ARK CLO 2000-1 Limited, and St. Francis Bank, F.S.B. essentially agreed to forgive approximately $28.2 million (for financial reporting purposes) of our then-outstanding indebtedness (or approximately $36.3 million of the aggregate principal and interest due such banks as of the date of the Restructuring). In consideration of the issuance of the warrants, Foothill Capital Corporation and Ableco Finance LLC agreed to enter into a revolving credit facility with us in the principal amount of $30 million and to provide us an additional $20 million in financing through two separate term notes, each in the principal amount of $10 million. The warrants are immediately exercisable. We issued these shares and warrants in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

     The 100 shares of our Series B Preferred Stock that we sold to Sun Northland in the Restructuring were subsequently transferred by Sun Northland for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members include among others certain officers of the Company.

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

Item 6.  Selected Financial Data.

                                                                     (In thousands, except per share data)
                                                 ------------------------------------------------------------------------------
                                                                            Year Ended August 31
                                                 ------------------------------------------------------------------------------
Statement of Operations Data: (1)                     2002         2001          2000            1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $ 101,476   $  125,826    $  207,020      $  201,285     $  95,109

Cost of sales (2)                                     69,693      115,496       253,397         152,481        62,475
-------------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                   31,783       10,330       (46,377)         48,804        32,634
Costs and expenses:
Selling, general and administrative expenses         (24,829)     (25,522)      (53,654)        (30,974)      (21,022)
Writedowns of long-lived assets and assets
  held for sale                                                   (80,125)       (6,000)
Gain (loss) on disposals of businesses and
  property and equipment                                  51        2,118         2,229             (67)          (11)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                          7,005      (93,199)     (103,802)         17,763        11,601
Interest expense                                      (6,561)     (18,936)      (14,556)         (8,565)       (6,826)
Interest income                                        2,526        2,730         1,387
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                      2,970     (109,405)     (116,971)          9,198         4,775
Income taxes benefit (expense)                           339       34,892        12,000          (3,618)       (1,920)
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                3,309      (74,513)     (104,971)          5,580         2,855
Extraordinary gain on forgiveness of
  indebtedness, net of $32,800 in income taxes        50,499
Net income (loss)                                  $  53,808   $  (74,513)   $ (104,971)     $    5,580     $   2,855
-------------------------------------------------------------------------------------------------------------------------------
Weighted average shares
  outstanding - diluted (3)                           83,588        5,085         5,083           5,052         3,817
Per share data:(3)
     Income (loss) before
      extraordinary gain
        - diluted                                  $    0.04   $   (14.65)   $   (20.65)     $     1.10     $    0.75
        Extraordinary gain                         $    0.60
        Net income (loss)                          $    0.64   $   (14.65)   $   (20.65)     $     1.10     $    0.75
     Cash dividends:
       Class A common                                                        $     0.48      $     0.64     $    0.64
       Class B common                                                        $    0.436      $    0.582     $   0.582
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   August 31
                                                 ------------------------------------------------------------------------------
Balance Sheet Data:(1)                                 2002        2001          2000            1999          1998
-------------------------------------------------------------------------------------------------------------------------------
Current Assets                                     $   39,931  $   84,538    $   85,457      $  141,484     $  71,298
Current Liabilities                                    33,060      52,893       226,948          30,916        21,811
Total Assets                                          126,885     180,416       284,235         354,921       250,872
Long-term debt                                         54,533      64,589         3,927         147,797        64,276
Obligations Subsequently Forgiven or
  Exchanged for Common Stock                                       84,087

Shareholders' equity (deficiency in assets)            39,292     (21,154)       53,359         160,553       153,870
-------------------------------------------------------------------------------------------------------------------------------

(1) See Notes 3 and 4 to Notes to Consolidated Financial Statements for a discussion of significant dispositions affecting the comparability of information reflected herein.  In addition, on July 1, 1998, we acquired certain net assets of Minot Food
Packers, Inc. for $35.2 million and the issuance of 34,247 Class A shares.  On December 30, 1998, we also acquired the eastern juice division of Seneca Foods Corporation for approximately $28.7 million in cash, and assumed certain liabilities in connection with the acquisition.

(2) See Note 5 to Notes to Consolidated Financial Statements for a discussion of the $17.6 million and $57.4 million inventory lower of cost or market adjustments during the years ended August 31, 2001 and 2000, respectively.

(3) All share and per share data have been restated to give effect to our November 5, 2001 one-for-four reverse stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

     Early in fiscal 2002, primarily as a result of losses suffered in the previous two fiscal years, we reached the point where we felt it was imperative to reach an agreement with our then-current bank group and to refinance our bank debt. To do otherwise, we believed, we would be faced with liquidating or reorganizing the company in a bankruptcy proceeding in which our creditors would have likely received substantially less value than we felt they could receive in a restructuring transaction and our shareholders would have likely been left holding shares with no value.

     On November 6, 2001, we consummated the transactions that we refer to as the Restructuring. Generally speaking, in the Restructuring, Sun Northland entered into certain Assignment, Assumption and Release Agreements with members of our then-current bank group which gave Sun Northland, or its assignee, the right to acquire our indebtedness held by members of our then-current bank group in exchange for a total of approximately $38.4 million in cash, as well as our issuance of a promissory note in the principal amount of approximately $25.7 million and 7,618,987 Class A shares to certain bank group members which decided to continue as our lenders after the Restructuring. Sun Northland did not provide the foregoing consideration to our former bank group; instead, Sun Northland entered into the Purchase Agreement with us, pursuant to which Sun Northland assigned its rights to those Assignment, Assumption and Release Agreements to us and gave us $7.0 million in cash, in exchange for (i) 37,122,695 Class A shares, (ii) 1,668,885 Series A Preferred shares (each of which was automatically converted into 25 Class A shares upon adoption of an amendment to our articles of incorporation on February 4, 2002 increasing our authorized Class A shares), and (iii) 100 shares of our newly created Series B Preferred Stock, which were subsequently transferred to a limited liability company controlled by our Chief Executive Officer. Using funding provided by our new secured lenders and Sun Northland, we acquired a substantial portion of our outstanding indebtedness from the members of our then-current bank group (under the terms of the Assignment, Assumption and Release Agreements that were assigned to us by Sun Northland) in exchange for the consideration noted above, which resulted in the forgiveness of approximately $81.2 million (for financial reporting purposes) of our outstanding indebtedness (or approximately $89.0 million of the aggregate principal and interest due the then-current bank group as of the date of the Restructuring). We also issued warrants to acquire an aggregate of 5,086,106 Class A shares to Foothill Capital Corporation and Ableco Finance LLC which are immediately exercisable and have an exercise price of $.01 per share.

     See Notes 2 and 10 of Notes to Condensed Financial Statements for a further discussion of the Restructuring.

     With the equity capital we received in the Restructuring, combined with the associated debt forgiveness, we were once again able to market our Northland and Seneca brand products during fiscal 2002 and build on the operational improvements and cost reduction measures we began in fiscal 2001. Income before extraordinary item for fiscal 2002 was $3.3 million. Net income was $53.8 million after an extraordinary gain, net of income taxes, of $50.5 million resulting from forgiveness of debt in the Restructuring.

     In fiscal 2003 we intend to continue our focus on improving our cash position and results of operations through a balanced marketing approach with an emphasis on profitable growth.

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

Fiscal 2002 Compared to Fiscal 2001

     Net Revenues. Our total net revenues decreased 19.4% to $101.5 million in fiscal 2002 from $125.8 million in fiscal 2001. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products due to previous lost distribution which caused us to change our promotional and pricing strategies and reduce marketing spending; and (ii) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales. Trade spending, slotting and consumer coupons, which are reported as a reduction of net revenue, were down 26.9% to $12.2 million in fiscal 2002 from $16.6 million in fiscal 2001. The decrease in net revenues in fiscal 2002 from reduced sales of our branded products was partially offset by an increase in sales of cranberry concentrate, as we reduced cranberry concentrate inventory during the year. We anticipate that sales of cranberry concentrate will decrease in fiscal 2003.

     Industry data indicated that, for the 12-week period ended September 8, 2002, our Northland brand 100% juice products achieved a 5.1% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 6.0% market share for the 12-week period ended September 9, 2001. Market share of our Seneca brand cranberry juice product line for the same period decreased from approximately 0.4% to approximately 0.1%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of approximately 5.2% for the 12-week period ended September 8, 2002, down from approximately 6.4% for the 12-week period ended September 9, 2001. With the equity capital we received in the Restructuring and cash from operations, we plan to increase advertising spending in fiscal 2003, and we anticipate our new spending levels will help to reverse the declining sales and market share trends for our Northland and Seneca brands in fiscal 2003.

     Cost of Sales. Our cost of sales for fiscal 2002 was $69.7 million compared to $115.5 million in fiscal 2001, resulting in gross margins of 31.3 % and 8.2%, respectively. The decrease in cost of sales resulted primarily from reduced sales of Northland and Seneca branded products and reduced sauce and co-packing costs. In addition to the reduced costs, the improved margins in fiscal 2002 resulted from the impact of a $17.6 million write down of the carrying value of our cranberry inventory in the fourth quarter of fiscal 2001 and the effects of improved manufacturing efficiencies and other cost control measures including a reduction in personnel costs resulting from our restructuring efforts.

     Cranberry concentrate sales increased to approximately 21.7% of net revenues in fiscal 2002 compared to approximately 11.4% of net revenues in fiscal 2001. Since sales of cranberry concentrate generally result in lower margins than sales of our branded products, gross margins in fiscal 2002 were negatively impacted by higher cranberry concentrate sales. We anticipate that cranberry concentrate sales will decrease as a percentage of net revenues in fiscal 2003, primarily due to anticipated increased sales of branded products as well as decreased concentrate sales.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $24.8 million, or 24.4% of net revenues, in fiscal 2002, compared to $25.5 million, or 20.3% of net revenues, in fiscal 2001. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to the Restructuring. After these restructuring charges, the recurring expenses were approximately $24.1 million or 23.7% of net revenues. The increase as a percentage of net revenues was mainly attributable to an increase in advertising expense of $6.5 million or 220.4%. Other selling and administrative expenses decreased by $6.7 million, mainly due to a reduction in legal and consulting expenses following the Restructuring.

     Gain on Disposal of Property and Equipment. In fiscal 2002, we recognized a net $0.1 million gain on the sale of various assets. We sold (i) our office facility in Wisconsin Rapids, Wisconsin; (ii) our processing facility in Cornelius, Oregon; and (iii) our cranberry marshes in Hanson, Massachusetts. We also closed our juice packaging facility in Dundee, New York and sold the related equipment. In fiscal 2001, we recognized a $2.1 million gain associated with the sale of the net assets of our private label sauce business and manufacturing facility in Mountain Home, North Carolina, as well as certain property and equipment.

     Interest Expense. Our interest expense was $6.6 million for fiscal 2002, compared to $18.9 million in fiscal 2001. The decrease in our interest expense was due to reduced debt levels between periods as a result of the Restructuring and reduced interest rates. The weighted average interest rate on our borrowings for fiscal 2002 was approximately 6.5%.

     Interest Income. Our interest income was $2.5 million in fiscal 2002 compared to $2.7 million in fiscal 2001. Interest income was recognized primarily as a result of an unsecured, subordinated promissory note we received in connection with the sale of our private label juice business in March 2000.

     Income Tax Benefit. In fiscal 2002 we recognized income tax benefit of $339,238. This was a result of certain refunds of Federal Alternative Minimum Tax (AMT) related to a change in the tax law for AMT carry-backs. In fiscal 2001 we recognized income tax benefits of $34.9 million. Of this amount, $2.1 million resulted from certain refunds received in 2001 related to farm loss carry-backs. The balance resulted from the recognition of a tax benefit of $32.8 million for certain net operating loss carry-forwards which were utilized for financial reporting purposes during the first quarter of fiscal 2002 related to forgiveness of certain indebtedness (see Note 12 of Notes to Consolidated Financial Statements).

     Net Income. - Income and per share earnings for fiscal 2002 before extraordinary gain of $50.5 million were $3.3 million and $0.04 per diluted share, up from fiscal 2001 net loss and per share earnings of $(74.5) million and $(14.65) per diluted share. Net income and per share earnings for fiscal 2002 were $53.8 million and $0.64 per diluted share including the $50.5 million extraordinary gain. Weighted average shares outstanding for fiscal 2002 were
83.6 million compared to 5.1 million for fiscal 2001. Weighted shares increased in fiscal 2002 because of the issuance of Class A shares and warrants to purchase Class A shares in the Restructuring.

Fiscal 2001 Compared to Fiscal 2000

     Net Revenues. Our total net revenues decreased 39.2% to $125.8 million in fiscal 2001 from $207.0 million in fiscal 2000. The decrease resulted primarily from (i) reduced sales of Northland and Seneca branded products, which we believe resulted from, among other things, a disadvantageous cost structure for cranberry inputs that, in turn, caused us to change our promotional and pricing strategies and reduce marketing spending; (ii) reduced co-packing revenue from a major customer that during the first quarter of fiscal 2001 switched from an arrangement where we purchased substantially all of the ingredients and sold the customer finished product to a fee for services performed arrangement; (iii) the sale of our private label juice business in March 2000; and (iv) the sale of our cranberry sauce business and a manufacturing facility in June 2001, which reduced co-packing revenue and revenue from cranberry sauce sales. Trade spending, slotting and consumer coupons, which is reported as a reduction of net revenues instead of as a selling, general and administrative expense, was down 72.0% to $16.6 million in fiscal 2001 from $59.2 million in fiscal 2000.

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

     Because our cost to grow the fall 2001 crop and the cost of on-hand inventories were in excess of market value, we wrote down the carrying value of our cranberry inventory by approximately $17.6 million in the fourth quarter of fiscal 2001, and by approximately $57.4 million in fiscal 2000. These charges were based on management's best estimates of future product sale prices and consumer demand patterns. In fiscal 2000, we also recognized a restructuring charge of $1.9 million related to costs associated with closing our Bridgeton, New Jersey plant and associated employee termination related costs. Our gross profit without taking into account the effects of these items would have been $27.9 million and $12.9 million in fiscal 2001 and fiscal 2000, respectively, which would have resulted in gross margins of 22.2% in fiscal 2001 and 6.2% in fiscal 2000.

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

     Writedown of Long-Lived Assets and Assets Held for Sale. We periodically evaluate the carrying value of property and equipment and intangible assets in accordance with SFAS No. 121. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying values may not be recoverable. In the fourth quarter of fiscal 2001, we restructured our operations and identified certain long-lived assets to be held for sale. We also concluded that the estimated future cash flows of our long-lived assets were below the carrying value of those assets. Accordingly, during the fourth quarter of fiscal 2001 and in accordance with SFAS No. 121, we recorded an impairment charge of approximately $80.1 million related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets. During the year ended August 31, 2000, we recorded an impairment writedown of $6.0 million related to a closed facility that is held for sale.

     Gain on Disposal of Property and Equipment. In fiscal 2001, we recognized a $2.1 million gain associated with the sale of the net assets of our private label sauce business and a manufacturing facility in Mountain Home, North Carolina, as well as certain property and equipment. In fiscal 2000, we recorded a $2.2 million gain associated with the sale of the net assets of our private label juice business and certain property and equipment.

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

     Income Tax Benefit. In 2001 we recognized income tax benefits of $34.9 million. Of this amount, $2.1 million resulted from certain refunds received in 2001 related to farm loss carry-backs. The balance resulted from the recognition of a tax benefit of $32.8 million for certain net operating loss carry-forwards which were utilized for financial reporting purposes during the first quarter of fiscal 2002 related to forgiveness of certain indebtedness (see Note 12 of Notes to Consolidated Financial Statements). In fiscal 2000, we recorded a tax benefit of $12.0 million.

Financial Condition

     In fiscal 2002, net cash provided by operating activities was $17.4 million compared to $4.7 million in fiscal 2001. Receivables, prepaid expenses and other current assets decreased $4.0 million from August 31, 2001 as a result of declining revenue levels, which provided us additional cash to pay down accounts payable and accrued liabilities. Inventories decreased $6.1 million, due primarily to our efforts to improve management of our inventory through reductions in purchases of raw materials and also increases in sales of cranberry concentrate. Working capital decreased $24.7 million to $6.9 million at August 31, 2002 from $31.6 million as of August 31, 2001. This was primarily due to the realization of the $32.8 million current deferred income tax asset resulting from the forgiveness of indebtedness in connection with the Restructuring. The decrease was also due in part to a reduction in inventory and accounts receivable offset by the reduction in the current maturity of long-term debt as a result of the Restructuring. Our current ratio exclusive of the current deferred income tax asset increased to 1.2 to 1.0 at August 31, 2002 from 1.0 to 1.0 at August 31, 2001.

     Net cash provided by investing activities was $9.2 million in fiscal 2002 compared to $14.8 million in fiscal 2001. Collections on the note receivable from Cliffstar were $3.0 million in fiscal 2002 versus $1.8 million in fiscal 2001. Property and equipment purchases increased from $0.4 million in fiscal 2001 to $0.8 million in fiscal 2002. Proceeds from disposals of businesses, property and equipment and assets held for sale was $7.0 million in fiscal 2002 compared to $13.4 million in fiscal 2001, and consisted primarily of the sale of our Hanson, Massachusetts marsh, the sale of our Cornelius, Oregon concentrate plant and the sale of an office building in Wisconsin Rapids, Wisconsin.

     Our net cash used in financing activities was $27.9 million in fiscal 2002 compared to net cash provided by financing activities of $18.2 million in fiscal 2001. This was in large part due to the Restructuring. Net payments in settlement of the revolving credit facility amounted to $39.8 million. These payments were in part financed by proceeds from the issuance of long-term debt in the amount of $20.0 million, reduced by debt issuance costs of $1.3 million. There were also proceeds from the issuance of preferred stock and common stock in the amounts of $2.9 million and $2.6 million respectively. Payments on long-term debt and other obligations, excluding the Restructuring, amounted to $13.0 million. Our new revolving credit facility subsequent to the Restructuring increased by $0.6 million. In fiscal 2000, we paid dividends on our common stock of $2.4 million; however, we suspended dividend payments on our common stock indefinitely following the third quarter dividend payment in fiscal 2000.

     Long-Term Debt and Other Arrangements. As part of the Restructuring, we entered into an Amended and Restated Credit Agreement with certain members of our former bank group which evidences, among other things, our obligation to repay the revised term loan in the original principal amount of approximately $25.7 million that we issued to those creditors in the Restructuring.

     Additionally, we entered into a Loan and Security Agreement on November 6, 2001 with Foothill Capital Corporation and Abelco Finance LLC. Under this loan agreement, Foothill and Abelco provided us with two term loans, each in the principal amount of $10 million, and a new $30 million revolving credit facility. The term loans and the credit facility mature and/or expire on November 6, 2006, and interest accrues on the outstanding principal balance thereunder at the greater of 7.0% or the prime rate, as defined, plus 1%. As of August 31, 2002, the remaining principal balance on the terms loans was $15.5 million.

     In addition to the Restructuring, we also restructured and modified the terms of approximately $20.7 million in outstanding borrowings under two term loans with an insurance company, consolidating those two term loans into one new note with a stated principal amount of approximately $19.1 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year. The note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11.6 million due November 1, 2007. The effective interest rate to be recognized for financial reporting purposes will approximate $4.5%. The note is collateralized by specific assets.

     We also issued fee notes to Foothill and Abelco in the aggregate principal amount of $5 million, which are payable in full on November 6, 2006. The fee notes were discounted for financial reporting purposes and will be charged to operations as additional interest expense over the terms of the related debt.

     The following table sets forth our long-term debt and long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2002 and 2001:

                                                      2002           2001

   Term loans payable                             $ 15,461,497   $          0
   Fee notes payable                                 3,738,227              0
   Restructured bank notes                          28,296,727              0
   Restructured insurance company note              19,689,258              0
   Revolving credit facility with banks                      0    139,304,700
   Term loans payable to insurance company                   0     19,095,673
   Other obligations                                 2,914,736      9,469,673
   Accrued interest on restructured obligations              0     14,180,867
                                                  ------------   ------------
   Total                                            70,100,445    182,050,913

   Less obligations subsequently forgiven or
     exchanged for common stock                              0     84,087,222
                                                  ------------   ------------
   Amounts to be paid                               70,100,445     97,963,691

   Less current maturities of long-term debt        15,567,889     33,374,495
                                                  ------------   ------------
   Long-term debt                                 $ 54,532,556   $ 64,589,196
                                                  ============   ============

     Aggregate annual principal payments required under terms of the debt agreements as of August 31, 2002, after giving effect to the Restructuring and the various obligations that were forgiven, consisted of the following:

              Years Ending                        Principal
               August 31,                         Payments

                  2003                         $  15,567,889
                  2004                            14,266,989
                  2005                            14,428,601
                  2006                            13,770,756
                  2007                               172,339
               Thereafter                         11,893,871
                                               -------------
                  Total                        $  70,100,445
                                               =============

     In the first quarter of fiscal 2002, we also renegotiated the terms of our unsecured debt arrangements with certain of our larger unsecured creditors, resulting in the cancellation of approximately $3.5 million of additional indebtedness previously owing to those creditors that was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes.

     As also required by the Purchase Agreement, we entered into a Management Services Agreement with Sun Capital Partners Management, LLC an affiliate of Sun Northland, pursuant to which Sun Capital Partners Management, LLC provides various financial and management consulting services to us in exchange for an annual fee (which is paid in quarterly installments) equal to the greater of $400,000 or 6% of our EBITDA (as defined therein), provided that the fee may not exceed $1 million a year unless approved by a majority of our directors who are not affiliates of Sun Capital Partners Management, LLC. In fiscal 2002, the company paid approximately $460,000 to Sun Capital Partners Management, LLC under the terms of the Management Services Agreement. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of our voting power.

     We recognized a pre-tax extraordinary gain on the forgiveness of indebtedness of approximately $83.3 million during the first quarter or fiscal 2002, net of the amount of legal fees and other direct costs incurred and the estimated fair value of the Class A shares issued to the bank in the Restructuring. For financial reporting purposes, the $83.3 million gain on the forgiveness of indebtedness was reported net of income taxes, which approximate $32.8 million, resulting in a net extraordinary gain of $50.5 million.

     The extraordinary gain, combined with the additional equity contributed by Sun Capital, the common stock issued to the participating banks and the warrants issued to Foothill and Abelco, provided us with approximately $57.4 million of additional stockholders' equity during the first quarter of fiscal 2002.

     As of August 31, 2002, we had outstanding borrowings of $0.6 million under our $30 million revolving credit facility with Foothill and Abelco. As of August 31, 2002, we had approximately $4.9 million of unused borrowing available under this facility. We believe that we will be able to fund our ongoing operational needs for the foreseeable future through (i) cash generated from operations; and
(ii) financing available under our revolving credit facility with Foothill and Abelco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

     As of August 31, 2002 we were in compliance with all of our debt arrangements.

Quarterly Results

     Our quarterly results in fiscal 2002 varied significantly from comparative quarters in the prior fiscal year and from quarter to quarter during fiscal 2002:

          o Net revenues vary in each of the quarters. This variation was directly related to our actions to refocus our trade promotional strategies to emphasize profitability, as opposed to generating revenue growth.

          o Our significant net income in the first quarter of 2002 was a result of the extraordinary gain from our Restructuring, net of income taxes. The losses before income taxes in the fourth quarter of fiscal 2001 resulted from a $17.6 million lower of cost or market inventory adjustment and an $80.1 million charge for impairment of long-lived assets and assets held for sale.

     Our quarterly results will likely continue to fluctuate in fiscal 2003 and will likely cause comparisons with prior quarters to be unmeaningful, largely because (i) while we anticipate significant increases in marketing and trade promotional spending during future quarterly periods, such spending may vary based on then current market and competitive conditions and other factors; (ii) we anticipate revenues to increase as we focus our promotional strategies on regaining distribution; and (iii) we expect to continue to realize cost savings from previous internal restructuring efforts.

     The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments (except for (i) during the quarter ended August 31, 2001, we recorded an inventory lower of cost or market adjustment of $17.6 million to cost of sales and an $80.1 million charge for impairment of long-lived assets and assets held for sale; (ii) during the quarter ended August 31, 2001, we recognized gains on the disposals of certain private label businesses and related property and equipment of $1.7 million, and (iii) during the quarter ended August 31, 2001, we recorded an income tax benefit of $32.8 million related to certain net operating loss carryforwards), that we considered necessary for a fair presentation:

                                                                     Fiscal Quarters Ended
                                                             (In thousands, except per share data)
                                                Fiscal 2002                                         Fiscal 2001
                              ----------- ----------- ------------ ------------ ------------- ------------ ------------ -----------
                                Aug. 31,     May 31,     Feb. 28,     Nov. 30,     Aug. 31,     May 31,       Feb. 28,     Nov. 30
                                  2002         2002        2002         2001         2001         2001          2001         2000
                              ----------- ----------- ------------ ------------ ------------- ------------ ------------ -----------
Net revenues                     $22,954     $24,231     $23,975      $30,316      $27,378      $27,333       $29,405      $41,710
Gross profit (loss)                6,764       8,137       7,299        9,583      (13,341)       6,498         7,327        9,846
Writedowns of long-lived
    assets and assets held
    for sale                                                                       (80,125)
Loss (income) before taxes
  and extraordinary gain             (44)      1,605         187        1,222     (103,742)      (2,406)       (3,445)         188
Extraordinary gain on
  forgiveness of
  indebtedness, net of
  $32,800 in income taxes                                              50,499
Net (loss) income                   $(44)     $1,944        $187      $51,721     $(70,942)     $(2,406)      $(1,353)        $188

Net income (loss) per
share-diluted: (1)
  Weighted average shares
  outstanding                    101,133     101,133     100,989       30,492        5,085        5,085         5,085        5,085
  Income before taxes and
  extraordinary gain                0.00        0.02        0.00         0.04       (13.95)       (0.47)        (0.27)        0.04
  Extraordinary gain                0.00        0.00        0.00         1.66         0.00         0.00          0.00         0.00
  Net (loss) income per
  share                         $   0.00      $ 0.02      $ 0.00       $ 1.70      $(13.95)      $(0.47)      $(0.27)       $ 0.04

(1) All share and per share data has been restated to give effect to our November 5, 2001 one-for-four reverse stock split.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings are affected by changes in short-term interest rates under our revolving credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate. Based upon the debt outstanding under our revolving credit facility and certain term loans as of August 31, 2002, an increase of 1.0% in market interest rates would have increased interest expense and decreased earnings before income taxes by approximately $0.2 million. As a result of the Restructuring, we currently have significantly less debt outstanding than we did at August 31, 2001, and as a result we would be less impacted by an increase in market interest rates. This analysis does not take into account any actions we might take in an effort to mitigate our exposure in the event interest rates were to change materially. See Note 10 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data.


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board
 of Directors of Northland Cranberries, Inc.:

     We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiaries (the "Company") as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 12, 2002

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------


ASSETS                                                                     2002           2001

CURRENT ASSETS:
  Cash and cash equivalents                                            $    264,406   $  1,487,002
  Accounts receivable - net                                               7,497,616     10,629,588
  Current portion of note receivable and accounts
    receivable - other                                                   10,189,594      8,530,238
  Inventories                                                            18,273,415     24,381,940
  Prepaid expenses and other current assets                                 605,849        878,983
  Deferred income taxes                                                           0     32,800,000
  Assets held for sale                                                    3,100,000      5,830,000
                                                                       ------------   ------------
Total current assets                                                     39,930,880     84,537,751


NOTE RECEIVABLE, Less current portion                                    18,500,000     23,000,000

PROPERTY AND EQUIPMENT - Net                                             63,836,271     71,907,266

OTHER ASSETS                                                                825,039        970,509
DEBT ISSUANCE COST, NET                                                   3,792,923              0
                                                                       ------------   ------------
TOTAL ASSETS                                                           $126,885,113   $180,415,526
                                                                       ============   ============

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)                                                      2002             2001

CURRENT LIABILITIES:
  Revolving line of credit facility                                  $     559,765    $           0
  Accounts payable                                                       7,904,914        6,928,762
  Accrued liabilities                                                    9,027,853       12,589,434
  Current maturities of long-term debt                                  15,567,889       33,374,495
                                                                     -------------    -------------
         Total current liabilities                                      33,060,421       52,892,691

LONG-TERM DEBT, Less current maturities                                 54,532,556       64,589,196

OBLIGATIONS SUBSEQUENTLY FORGIVEN OR
  EXCHANGED FOR COMMON STOCK                                                     0       84,087,222
                                                                     -------------    -------------

         Total liabilities                                              87,592,977      201,569,109
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3, 15 and 16)
SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
     Common stock - Class A, $.01 par value, 91,548,580
         and 4,925,555 shares issued and outstanding, respectively         915,486           49,256
     Common stock - Class B, $.01 par value, 0 and 159,051
         shares issued and outstanding, respectively                             0            1,591
  Redeemable preferred stock - Series B, 100 and 0 shares
    issued and outstanding, respectively                                         0                0
  Additional paid-in capital                                           154,901,775      149,129,317
  Accumulated deficit                                                 (116,525,125)    (170,333,747)
                                                                     -------------    -------------
         Total shareholders' equity (deficiency in assets)              39,292,136      (21,153,583)
                                                                     -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY IN ASSETS)                                             $ 126,885,113    $ 180,415,526
                                                                     =============    =============

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------
                                                        2002             2001             2000
NET REVENUES                                   $ 101,476,260    $ 125,825,641    $ 207,020,280

COST OF SALES                                     69,693,141      115,495,961      253,396,905
                                               -------------    -------------    -------------
GROSS PROFIT (LOSS)                               31,783,119       10,329,680      (46,376,625)

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                         (24,829,114)     (25,522,336)     (53,654,139)

WRITEDOWNS OF LONG-LIVED ASSETS AND
  ASSETS HELD FOR SALE                                     0      (80,125,000)      (6,000,000)

GAIN ON DISPOSALS OF BUSINESSES
  AND PROPERTY AND EQUIPMENT                          51,607        2,118,257        2,228,691
                                               -------------    -------------    -------------
INCOME (LOSS) FROM OPERATIONS                      7,005,612      (93,199,399)    (103,802,073)

INTEREST EXPENSE                                  (6,561,205)     (18,936,343)     (14,556,330)

INTEREST INCOME                                    2,525,931        2,730,694        1,387,827
                                               -------------    -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                2,970,338     (109,405,048)    (116,970,576)

INCOME TAX BENEFIT                                   339,238       34,892,000       12,000,000
                                               -------------    -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                             3,309,576      (74,513,048)    (104,970,576)
EXTRAORDINARY GAIN ON FORGIVENESS OF
  INDEBTEDNESS, NET OF $32,800,000 IN
  INCOME TAXES                                    50,499,046                0                0
                                               -------------    -------------    -------------

NET INCOME (LOSS)                              $  53,808,622    $ (74,513,048)   $(104,970,576)
                                               =============    =============    =============
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Income (loss) before extraordinary gain   $        0.05    $      (14.65)   $      (20.65)
     Extraordinary gain                                 0.77             0.00             0.00
                                               -------------    -------------    -------------
           Net income (loss)                   $        0.82    $      (14.65)   $      (20.65)

  Diluted:
     Income (loss) before extraordinary gain   $        0.04    $      (14.65)   $      (20.65)
     Extraordinary gain                                 0.60             0.00             0.00
                                               -------------    -------------    -------------
           Net income (loss)                   $        0.64    $      (14.65)   $      (20.65)

SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE:
  Basic                                           65,389,494        5,084,606        5,082,510
  Diluted                                         83,588,491        5,084,606        5,082,510


See notes to consolidated financial statements.


NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------
                                                                            2002             2001             2000
OPERATING ACTIVITIES:

  Net income (loss)                                                   $  53,808,622    $ (74,513,048)   $(104,970,576)
  Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment              4,031,240        8,962,236        8,157,849
     Amortization of tradenames, trademarks and goodwill                          0          774,275          794,916
     Amortization of debt issuance costs and debt discount                1,605,190                0                0
     Extraordinary gain on forgiveness of indebtedness                  (50,499,046)               0                0
     Provision for deferred income taxes                                          0      (32,800,000)     (11,323,000)
     Provision for inventory lower of cost or market adjustments                  0       17,603,000       57,400,000
     Provision for writedown of assets held for sale                              0       14,980,000        6,000,000
     Provision for writedown of property and equipment                            0       50,484,000                0
     Provision for writedown of intangible assets                                 0       14,661,000                0
     Gain on disposals of businesses and property and equipment             (51,607)      (2,118,257)      (2,228,691)
     Changes in assets and liabilities (net of effects
       of business acquisitions and dispositions):
       Receivables, prepaid expenses and other current assets             3,980,953       10,331,194        5,019,396
       Inventories                                                        6,108,525        5,569,367      (15,176,886)
       Accounts payable and accrued liabilities                          (1,535,790)      (9,245,139)      25,390,681
                                                                      -------------    -------------    -------------
          Net cash provided by (used in) operating activities            17,448,087        4,688,628      (30,936,311)
                                                                      -------------    -------------    -------------

INVESTING ACTIVITIES:
  Proceeds from disposals of businesses, property and equipment and
     assets held for sale                                                 7,017,386       13,435,019        8,676,478
  Property and equipment purchases                                         (786,023)        (406,412)      (5,397,401)
  Collections on note receivable                                          3,000,000        1,750,000          250,000
  Net decrease in other assets                                                    0           33,802          497,721
                                                                      -------------    -------------    -------------
          Net cash provided by investing activities                       9,231,363       14,812,409        4,026,798
                                                                      -------------    -------------    -------------

FINANCING ACTIVITIES:
  Net increase (decrease) in borrowings under
    revolving credit facilities                                             559,765      (15,695,300)      30,950,000
  Proceeds from issuance of long-term debt                               20,000,000                0                0
  Payments on long-term debt and other obligations                      (12,990,251)      (2,482,946)      (2,388,289)
  Net payments in settlement of revolving credit facility               (39,772,624)               0                0
  Payments for debt issuance costs                                       (1,258,936)               0                0
  Proceeds from issuance of preferred stock                               2,942,153                0                0
  Proceeds from issuance of common stock                                  2,617,847                0                0
  Dividends paid                                                                  0                0       (2,431,863)
  Exercise of stock options                                                       0                0          174,750
                                                                      -------------    -------------    -------------
          Net cash (used in) provided by financing activities           (27,902,046)     (18,178,246)      26,304,598
                                                                      -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,222,596)       1,322,791         (604,915)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,487,002          164,211          769,126
                                                                      -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $     264,406    $   1,487,002    $     164,211
                                                                      =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION - Cash paid during
  the year for:
     Interest (net of amounts capitalized)                            $   4,042,879    $   4,937,583    $  13,672,749
     Income taxes (refunded) - net                                         (345,383)      (3,193,197)         698,736
SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING ACTIVITIES (Notes 2 and 10)

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Total
                                          Convertible                                                  Retained       Shareholders'
                                           Preferred                                Additional         Earnings          Equity
                                            Stock -            Common Stock          Paid-in         (Accumulated      (Deficiency
                                           Series A       Class A       Class B      Capital           Deficit)         in Assets)
BALANCE, AUGUST 31, 1999                   $      0      $  49,139     $  1,591   $ 148,920,912     $  11,581,740     $ 160,553,382

  Stock options exercised (11,650
    shares)                                                    117                      174,633                             174,750
  Tax benefit from exercise of
    stock options                                                                        33,772                              33,772
  Cash dividends paid:
     Class A ($0.48 per share)                                                                         (2,362,466)       (2,362,466)
     Class B ($0.43632 per share)                                                                         (69,397)          (69,397)
  Net loss                                                                                           (104,970,576)     (104,970,576)
                                          ---------       --------     --------    ------------     -------------     -------------
BALANCE, AUGUST 31,  2000                         0         49,256        1,591     149,129,317       (95,820,699)       53,359,465


  Net loss                                                                                            (74,513,048)      (74,513,048)
                                          ---------       --------     --------    ------------     -------------     -------------
BALANCE, AUGUST 31, 2001                          0         49,256        1,591     149,129,317      (170,333,747)      (21,153,583)

Conversion of Class B common shares
  to Class A common stock (159,051
  shares)                                                    1,591       (1,591)                                                  0
Issuance of Class A common stock for
  fractional shares due to reverse
  stock split (167 shares)                                       0                                                                0
Exchange of debt for Class A common
  stock (7,618,987 shares)                                  76,190                      600,224                             676,414
Issuance of Class A common stock
  (37,122,695 shares), net of stock
  issuance expenses                                        371,227                    2,246,620                           2,617,847
Issuance of warrants to purchase
  5,086,106 shares of Class A common
  stock                                                                                 400,683                             400,683
Issuance of convertible preferred
  stock- Series A (1,668,885 shares),        16,689
  net of stock issuance expenses                                                      2,925,464                           2,942,153
Conversion of convertible preferred
  stock--Series A (1,668,885 shares) to
  Class A common stock (41,722,125
  shares)                                   (16,689)       417,222                     (400,533)                                  0
  Net income                                                                                           53,808,622        53,808,622
                                          ---------       --------     --------    ------------     -------------     -------------

BALANCE, AUGUST 31, 2002                   $      0      $ 915,486     $      0   $ 154,901,775     $(116,525,125)    $  39,292,136
                                          =========       ========     ========    ============     =============     =============

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

     Business Risks - Prices paid to growers for raw cranberries are effectively determined by Ocean Spray, the industry leader, which controls the bulk of the cranberry supply in North America. The Company currently operates in a marketplace that has experienced aggressive selling activities as the industry responds to the excess cranberry supply levels. In July 2000, the United States Department of Agriculture ("USDA") adopted a volume regulation under a federal marketing order which was designed to reduce the industry-wide cranberry crop for the 2000 calendar year crop from levels of that of the previous three years. In June of 2001, the USDA adopted a volume regulation under a federal marketing order for the 2001 calendar year crop which was intended to further reduce the industry-wide cranberry crop. No such order was adopted for the 2002 calendar year crop. In addition, Federal legislation signed on October 27, 2000 provided for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation ("CCC") and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. The Company received approximately $1,190,000 in direct payments from the CCC during the year ended August 31, 2001, which was recorded as net revenues in the consolidated statement of operations for the year then ended. In addition, the Company was awarded contracts and provided concentrate and frozen cranberries to other contract awardees which generated net revenues of approximately $ 1,875,000 and $4,677,000 during the years ended August 31, 2002 and 2001, respectively, related to sales under the USDA cranberry product purchase programs.

     Management of the Company believes, that as a result of the restructuring (see Note 2), the Company's debt facilities and expected cash flows from operations, will be sufficient to support the Company's liquidity requirements for the remainder of the year ending August 31, 2003, and the foreseeable future.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - Cash and cash equivalents consist primarily of amounts on deposit at various banks.

     Concentration of Credit Risk and Significant Customer - The Company manufactures and sells to wholesale food processors, distributors and retailers throughout the United States. The Company performs certain credit evaluation procedures and does not require collateral. Accounts receivable are stated net of allowances for doubtful accounts of approximately $358,000 and $300,000 as of August 31, 2002 and 2001, respectively. During the year ended August 31, 2002, the Company did not have net revenues from any customer that exceeded 10% of net revenues. During the years ended August 31, 2001 and 2000, the Company had revenues from a customer, for which the Company produces and packages juice beverages, of approximately $12,862,000 and $45,888,000, respectively, or 10.2% and 22.2%, respectively, of net revenues. The reduction in net revenues resulted primarily from a change during the first quarter of the year ended August 31, 2001 from an arrangement where the Company purchased substantially all of the ingredients and sold the customer finished product for a fee for services performed arrangement.

     Inventories - Inventories, which primarily consist of cranberries, cranberry and other concentrates, juice, packaging supplies and deferred crop costs, are stated at the lower of cost or market. Inventory market writedowns are provided when the estimated sales value of such inventories, less estimated completion and disposition costs, are less than the cost or carrying value of the inventories. The market estimates are based on management's best estimates of future selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time which it takes to sell the inventory. Such factors are all subject to significant fluctuations. Cranberries and cranberry content of inventories are accounted for using the specific identification costing method, which approximates the first-in, first-out ("FIFO") costing method. All other inventory items are accounted for using the FIFO costing method. Deferred crop costs consist of those costs related to the growing of the crop that will be harvested in the following fiscal year.

     Assets Held for Sale - Assets held for sale are carried at the lower of estimated fair value, less costs of disposal, or the original carrying value of the assets.

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

     Long-Lived Assets - The Company periodically evaluates the carrying value of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets. In the fourth quarter of the year ended August 31, 2001, the Company decided to restructure its operations and sell various long-lived assets, and concluded that the estimated future cash flows of its long-lived assets were below the carrying value of such assets. This was primarily the result of deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by the Company and other industry participants, forecasted future cranberry market prices for the next several years, as well as continued reductions in the Company's anticipated cranberry and cranberry concentrate usage requirements related to the Company's recent decline in revenues and market share. Accordingly, the Company recorded an impairment charge of $80,125,000 related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets in accordance with SFAS No. 121. The estimated fair value was based on anticipated future cash flows, discounted at a rate commensurate with the risk involved. During the year ended August 31, 2000, the Company recorded an impairment writedown of $6,000,000 related to a closed facility that is held for sale (see Notes 6 and 8).

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

     Shipping and Handling Fees - In accordance with EITF Issue No. 00-10, the Company recognizes as revenues shipping and handling fees billed to customers and the corresponding cost is included in cost of sales.

     Advertising - Advertising costs incurred to produce media for advertising for major new campaigns are expensed in the period in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising expenses of approximately $9,437,000, $2,946,000 and $14,127,000 during the years ended August 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses.

     Debt Issuance Costs - Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $211,000 as of August 31, 2002.

     Net Income (Loss) Per Share - Net income (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note
     11. The shares outstanding used to compute the diluted earnings per share for 2002 excluded outstanding options to purchase 195,525 shares of Class A Common Stock. The options were excluded because their weighted-average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

     Segment Information - The Company operates principally in a single consumer foods line of business, encompassing the growing, manufacturing and selling of cranberries and cranberry products. Within this segment, the Company recorded approximately (i) 58.3%, 68.0% and 47.6% of net revenues in fiscal 2002, 2001 and 2000, respectively, from the sale of branded products; (ii) 21.7%, 11.4% and 3.3% of net revenues in fiscal 2002, 2001 and 2000, respectively, from the sale of cranberry concentrate; and (iii) 10.1%, 11.6% and 24.9% of net revenues in fiscal 2002, 2001 and 2000, respectively, from providing contract packaging services to third parties.

     Comprehensive Income (Loss) - There is no difference between comprehensive income (loss) and net income (loss) for each of the three years in the period ended August 31, 2002.

     Fair Value of Financial Instruments - The Company is required to disclose the estimated fair value of certain financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Considerable judgment is required to interpret market data to develop estimates of fair value. As of August 31, 2001, the Company was experiencing financial difficulties and had not made its scheduled payments on certain accounts payable and long-term debt obligations that were subsequently restructured and/or forgiven, and on November 6, 2001, as described in Notes 2 and 10, announced the completion of a debt and equity restructuring in which certain creditors agreed to forgive and restructure the amounts owed to them by the Company. Accordingly, management has determined that it is not practicable to estimate the fair value of the Company's long-term debt obligations. The Company believes the carrying amount of its other financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities) is a reasonable estimate of the fair value of such instruments due to the short-term nature of such instruments and the market interest rates applicable to similar instruments. However, as described in Note 3, there are certain uncertainties with respect to a note and related accounts receivable due from the buyer of a private label juice business sold on March 8, 2000. The ultimate resolution of this matter could significantly affect any estimates of the fair value of the note and related accounts receivable.

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

     New Accounting Standards - Effective in the fourth quarter of the year ended August 31, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-14 provides guidance on the financial reporting of the cost of consumer coupons, amongst other items, in the consolidated statements of operations. EITF Issue No. 00-25 provides guidance on the financial reporting of the costs associated with sales incentives provided to customers in the consolidated statements of operations. Under the new accounting standards, the cost of consumer coupons and sales incentives provided to retailers are reported as a reduction in net revenues. The Company previously reported the cost of consumer coupons and sales incentives provided to retailers as selling, general and administrative expenses. Consolidated financial statements for year ended August 31, 2000 have been reclassified to conform to the new requirements, and as a result, approximately $59,191,000 of amounts previously reported as selling, general and administrative expenses have been reclassified and reported as a reduction of net revenues.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period the liability is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143, effective September 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective September 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" effective for years beginning after May 15, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. Upon adoption, the Company will reclassify the amount currently presented as an extraordinary item as other income within the consolidated statements of operations.

2.   DEBT AND EQUITY RESTRUCTURING

     On November 6, 2001 (during the first quarter of fiscal 2002), the Company completed a debt and equity restructuring. The debt restructuring (see Note
     10) was accomplished through the exchange by the participants of the Company's then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company's fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners Inc., of the Company's bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock, and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.1% of the Company's fully-diluted common shares. The 1,668,885 shares of the Series A Preferred Stock were subsequently converted into 41,722,125 shares of Class A Common Stock of the Company (see Note 11). The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose members include among others certain officers of the Company.

     In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20,680,000 in outstanding borrowings under two term loans with an insurance company (see Note 10).

     The Company paid an affiliate of Sun Northland a fee of $700,000 as consideration for certain services performed in connection with structuring and negotiating the restructuring transaction. Additionally, as part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1,000,000 per year unless approved by a majority of the Company's directors who are not affiliates of Sun Capital Partners Management, LLC. In fiscal 2002 the Company paid approximately $460,000. This agreement terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company's voting power.

     Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation ("Foothill") and Ableco Finance LLC ("Ableco"). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 10). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

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

     The private label juice business had revenues of approximately $23,600,000 for the year ended August 31, 2000. The Company recognized gross profit of approximately $3,700,000 on such revenues during the year ended August 31, 2000. Information with respect to selling, general and administrative expenses with respect to the private label juice business is not available, as the Company's accounting system did not segregate such expenses by type of product.

     On July 7, 2000, Cliffstar filed suit against the Company in the United States District Court, Western District of New York, alleging, among other things, that the Company breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, the Company filed a lawsuit against Cliffstar in the Northern District of Illinois. The Company claims that (1) Cliffstar breached the Asset Purchase Agreement by failing to make required payments under the Asset Purchase Agreement and by failing to negotiate in good faith concerning a cranberry sauce purchase agreement between the parties;
     (2) Cliffstar breached an interim cranberry sauce purchase agreement between the two companies by failing to adequately perform and to pay the Company the required amounts due under it; (3) Cliffstar breached its fiduciary duty to the Company based on the same (or similar) conduct; (4) Cliffstar breached the promissory note issued by it in the transaction by failing to make its payments in a timely manner and failing to pay all of the interest due; (5) Cliffstar breached a co-packing agreement entered into in connection with the sale by failing to make required payments thereunder and other misconduct; and (6) Cliffstar breached the Asset Purchase Agreement's arbitration provision, which provides that any disagreements over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar shall be submitted to arbitration for resolution. On April 10, 2001, the Court granted the Company's Petition to Compel Arbitration. Accordingly, the price dispute over finished goods, work-in-process and raw material inventory is currently in arbitration.

     Cliffstar asserted counterclaims against the Company, alleging that (1) the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement; (2) the Company has breached the Asset Purchase Agreement by failing to negotiate in good faith a cranberry sauce purchase agreement, by failing to provide Cliffstar with sufficient quantities of cranberry concentrate meeting Cliffstar's "specifications," by selling inventory that did not have a commercial value at least equal to the Company's carrying value, by failing to notify Cliffstar that the Company intended to write-down its cranberry inventory, by not providing Cliffstar its selling prices, by decreasing its level of service to customers after the parties signed the Asset Purchase Agreement, and by refusing to turn over certain labels, films and plates relating to the private label juice business to Cliffstar; (3) the Company breached the co-packing agreement by prematurely terminating that agreement; (4) the Company converted the labels, films and plates relating to the private label juice business; (5) the Company intentionally interfered with Cliffstar's contractual relations, or reasonable expectations of entering into business relations, with the printers who hold the labels, films and plates; and (6) the Company breached the Transition Agreement by failing to remit to Cliffstar the excess of Cliffstar's interim payment for work-in-process and raw material inventory, by withholding a portion of the work-in-process and raw material inventory from Cliffstar, and by artificially building up its work-in-process and raw material inventory before and after the sale of the private label juice business to Cliffstar. The Company has denied the allegations of Cliffstar's counterclaims in all material respects.

     On June 7, 2002, the court granted the Company's motion for summary judgment and dismissed Cliffstar's fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered final judgment in favor of the Company and against Cliffstar in the amount of $6,674,450 (this includes outstanding accounts receivable aggregating $3,414,000 due from Cliffstar as of August 31, 2002). The judgment is subject to rulings on post-verdict motions and appeal. It is the opinion of the Company's management, after consulting with outside legal counsel, that the judgment will withstand post-verdict motions and be affirmed if appealed. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. Accordingly, no amounts have been recorded with respect to the judgment.

     Cliffstar made the required $250,000 principal and related accrued interest payment on the note receivable that was due on May 31, 2000 on June 13, 2000, and the Company, after consulting with its outside legal counsel, concluded that the payment was received late and, thus, the note is in default with future interest accruing at the default rate of 12%. The Company received Cliffstar's scheduled August 31, 2000 principal payment of $250,000 together with approximately $700,000 of accrued interest at 10% on September 8, 2000. The Company received Cliffstar's scheduled November 30, 2000 principal payment of $250,000 together with approximately $686,000 of accrued interest at 10% on December 22, 2000. The Company received Cliffstar's scheduled February 28, 2001 principal payment of $250,000 together with approximately $679,000 of accrued interest at 10% on March 2, 2001. The Company received Cliffstar's scheduled May 31, 2001, August 31, 2001, November 30, 2001, February 28, 2002, May 31, 2002, and August 31,
     2002 principal payments aggregating $4,000,000 together with approximately $3,860,547 of accrued interest at 10% on the scheduled due dates. Although the jury verdict on October 22, 2002 determined that Cliffstar breached the note, the Company has recognized interest income on the note receivable at a rate of 10% in the consolidated financial statements pending the resolution of post-verdict motions and any appeal of the judgment.

     Although the note is in default, the Company has classified the balance outstanding in the accompanying consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received pending final resolution of this matter.

     Aggregate annual scheduled principal payments required under the terms of the Cliffstar note agreement as of August 31, 2002, consisted of the following:

                  Years Ending                        Principal
                    August 31,                         Payments

                      2003                          $    4,500,000
                      2004                               6,000,000
                      2005                               8,000,000
                      2006                               4,500,000
                                                    --------------
                     Total                          $   23,000,000
                                                    ==============

     On May 13, 2002, the Company received Cliffstar's earn-out calculation for 2000. The Company believes that Cliffstar's earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. To date, Cliffstar has not provided the Company with the earn-out calculation for 2001. Accordingly, on June 7, 2002, the Company filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company seeks compensatory damages in an amount in excess of $1,000,000, plus attorneys' fees. The legal proceeding is in its early stages and the resolution cannot be predicted with certainty.

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

     Additionally, Clement Pappas is contractually obligated to make certain payments to the Company for a period of up to five years from the closing date based on total case sales of cranberry sauce, as defined, subject to an aggregate minimum payment of $1,000,000 and an aggregate maximum payment of $2,500,000. The Company received a payment of approximately $288,000 related to the first year of this agreement. The remaining present value of the future aggregate minimum payments has been recorded as an asset in the accompanying August 31, 2002 consolidated balance sheet. The Company also entered into certain related agreements with Clement Pappas NC, Inc., including among them, a co-packing agreement pursuant to which the Company contracted for specified quantities of juice products to be packed by Clement Pappas NC, Inc. with an initial term of one year following the closing date. This term shall extend automatically, thereafter, from year to year, for an additional period of one year, subject to certain conditions as specified in the agreement.

     The Company had net revenues of approximately $7,859,000 and $14,143,000 during the years ended August 31, 2001 and 2000, respectively, related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company's accounting system did not segregate such items by type of product.

5.   INVENTORIES

     Inventories as of August 31, 2002 and 2001 consisted of the following:


                                               2002               2001

           Raw materials                  $  8,396,440       $ 17,788,874
           Finished goods                    3,188,891          4,169,378
           Deferred crop costs               6,688,084          2,423,688
                                          ------------       ------------
           Total inventories              $ 18,273,415       $ 24,381,940
                                          ============       ============

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

6.   RESTRUCTURING CHARGES

     During the fourth quarter of the year ended August 31, 2000, the Company recorded an $8,250,000 pre-tax restructuring charge consisting primarily of a $6,000,000 impairment write down of a manufacturing facility in Bridgeton, New Jersey that discontinued production and closed on November 22, 2000, and $2,250,000 of plant closing costs and employee termination benefits (of which $1,900,000 of was charged to cost of sales and $350,000 of employee termination benefits were charged to selling, general and administrative expenses). Approximately 130 employees received notification of their termination during the year ended August 31, 2000 as a result of the restructuring plan, primarily at the closed manufacturing facility and in the Company's sales department. All of the plant closing costs and employee termination benefits provided for at the time of the restructuring were paid during the year ended August 31, 2001, with the exception of approximately $456,000 of estimated obligations under a defined benefit pension plan which covered certain former Bridgeton employees, of which approximately $83,000 was paid during the year ended August 31, 2002. In accordance with the terms of the benefit plan, remaining amounts will be paid out over the remaining benefit period.

7.   ASSETS HELD FOR SALE

     As of August 31, 2002 assets held for sale consists primarily of the remaining land and building related to the manufacturing facility in Bridgeton, New Jersey. The soil and water on this property is contaminated as the result of a leaking underground storage tank, for which the Company received an environmental indemnification agreement from the previous owner of the facility, at the time of the Company's purchase of the facility. During the fourth quarter of the year ended August 31, 2001, the carrying value of the facility was written down by approximately $4,398,000 to $1,500,000, its current estimated fair value, less costs of disposal. The Company is currently working with the former owner to complete the remediation efforts. The Company anticipates difficulties selling the facility while the remediation is in process.

     In addition to the land and building in Bridgeton, New Jersey, assets held for sale as of August 31, 2002 include the land, building and equipment related to the manufacturing facility in Dundee, New York. On June 28, 2002, the Company discontinued operations at this facility. The production performed at this facility, including certain equipment, has been transferred to the Jackson, Wisconsin facility. The

     Company intends to sell the land and building. The remaining equipment at this facility was sold, for approximately $550,000, in the first quarter of fiscal 2003. The carrying value of the assets held for sale at Dundee, New York, as of August 31, 2002 is approximately $1,300,000, which represents the estimated fair value of this property less costs to sell. The remaining assets held for sale as of August 31, 2002, consist of the land and building related to a closed storage/distribution facility in Eau Claire, Michigan.

     Assets held for sale as of August 31, 2001 consisted of the remaining land and building related to the manufacturing facility in Bridgeton, New Jersey, the land and building related to a closed storage/distribution facility in Eau Claire, Michigan, a cranberry marsh in Hanson, Massachusetts, which was sold in the fourth quarter of fiscal 2002, and certain equipment at two leased cranberry marshes in Nantucket, Massachusetts which was sold to the lessor of the facility when we terminated the lease on December 31, 2001. During the fourth quarter of the year ended August 31, 2001, the Company recorded aggregate impairment write-downs for these assets of $14,980,000, which included approximately $4,398,000 related to the Bridgeton, New Jersey facility.

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


8.   LONG-LIVED ASSETS

     Property and equipment as of August 31, 2002 and 2001 consisted of the following:

                                                           2002          2001

Land                                                   $ 4,512,143   $ 5,559,741
Land improvements                                        7,696,210     7,696,210
Cranberry vines, bulkheads and irrigation equipment     32,764,483    32,758,540
Buildings and improvements                              16,936,886    19,192,225
Equipment and vehicles                                  14,000,571    15,525,822
                                                       -----------   -----------
Property and equipment - at cost                        75,910,293    80,732,538
Less accumulated depreciation and amortization          12,074,022     8,825,272
                                                       -----------   -----------
Property and equipment - net                           $63,836,271   $71,907,266
                                                       ===========   ===========

     During the fourth quarter of the year ended August 31, 2001, the Company recorded an impairment write down of $50,484,000 related to property and equipment. The cost and accumulated depreciation and amortization of the respective assets were restated to reflect the new carrying values as a result of the write down. The Company capitalized approximately $87,000 of interest during the year ended August 31, 2000.

     During the fourth quarter of the year ended August 31, 2001, the Company recorded an impairment write down of $14,661,000 for the remaining unamortized cost of the intangible assets.

9.   ACCRUED LIABILITIES

     Accrued liabilities as of August 31, 2002 and 2001 consisted of the following:

                                                         2002            2001

Interest                                             $   505,304     $    85,661
Trade and consumer promotions                          2,614,753       4,051,098
Compensation and other employee benefits               1,133,536       1,648,665
Property taxes                                           585,063         829,213
Income taxes                                              99,612         120,465
Commissions                                              344,069         439,020
Legal and professional fees                            1,875,668       3,097,453
Other                                                  1,869,848       2,317,859
                                                     -----------     -----------
Total accrued liabilities                            $ 9,027,853     $12,589,434
                                                     ===========     ===========

     Approximately $14,181,000 of outstanding accrued interest as of August 31, 2001 on certain restructured obligations has been classified as long-term debt and obligations subsequently forgiven or exchanged for common stock (see Note 10).

10. LONG-TERM DEBT AND OBLIGATIONS SUBSEQUENTLY FORGIVEN OR EXCHANGED FOR COMMON STOCK

     Long-term debt and obligations subsequently forgiven or exchanged for common stock as of August 31, 2002 and 2001 consisted of the following:

                                                         2002          2001

     Term loans payable                             $ 15,461,497   $          0
     Fee notes payable                                 3,738,227              0
     Restructured bank notes                          28,296,727              0
     Restructured insurance company note              19,689,258              0
     Revolving credit facility with  banks                     0    139,304,700
     Term loans payable to insurance company                   0     19,095,673
     Other obligations                                 2,914,736      9,469,673
     Accrued interest on restructured obligations              0     14,180,867
                                                    ------------   ------------
     Total                                            70,100,445    182,050,913

     Less obligations subsequently forgiven or
       exchanged for common stock                              0     84,087,222
                                                    ------------   ------------
     Amounts to be paid                               70,100,445     97,963,691
     Less current maturities of long-term debt        15,567,889     33,374,495
                                                    ------------   ------------
     Long-term debt                                 $ 54,532,556   $ 64,589,196
                                                    ============   ============

     As of August 31, 2002, the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations. As of August 31, 2001, the Company was not in compliance with various financial covenants contained in the agreements covering the revolving credit facility and the term loans payable to an insurance company and, accordingly, the borrowings thereunder were due on demand. However, as described below, these obligations were subsequently restructured on

     November 6, 2001. Accordingly, the Company classified its long-term debt as of August 31, 2001, based on the terms of the subsequent restructuring.

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

     Certain banks participating in the revolving credit facility agreed to accept aggregate cash payments of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,291,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,332,000), net of legal fees, other direct costs and income taxes, was recognized in accordance with SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings," as an extraordinary gain during the year ended August 31, 2002.

     Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company's newly issued Class A Common Stock and new notes (the "Restructured Bank Notes") with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes were less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the year ended August 31, 2002. The future cash payments required under the Restructured Bank Notes are to be applied against the Company's adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate.

     Payments are due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (5.75% as of August 31, 2002), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 that was paid on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $15,549,848 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of

     0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment.

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

     In addition, in connection with the restructuring, the Company restructured certain obligations consisting of various term loans and vendor obligations owed to other creditors that resulted in approximately $3,465,000 of forgiveness of indebtedness that was recognized as an extraordinary gain, net of legal fees, other direct costs and income taxes, during the year ended August 31, 2002.

     The extraordinary gain on the forgiveness of indebtedness recognized during the year ended August 31, 2002, is summarized as follows (in thousands):

        Forgiveness of indebtedness:
          Revolving credit facility with banks              $ 81,219,000
           Other obligations                                   3,465,000
                                                            ------------
               Total                                          84,684,000
        Less legal fees and other direct costs                 1,385,000
                                                            ------------
        Extraordinary gain                                    83,299,000
        Less income taxes                                     32,800,000
                                                            ------------
        Net extraordinary gain                              $ 50,499,000
                                                            ============

     Principal and interest on the obligations remaining after the restructuring are due in various amounts through November 2005, with interest ranging from 0% to 12%. The obligations are generally collateralized by specific assets of the Company.

     On November 6, 2001, the Company entered into a Loan and Security Agreement (the "Agreement") with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. Interest on the revolving credit facility is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2002). As of August 31, 2002, there was approximately $560,000 of outstanding borrowings under this facility. Approximately $4,900,000 of additional borrowings was available to the Company under the facility as of August 31, 2002.

     The Agreement provides for two term loans in the amount of $10,000,000 each, Term Loans A and B. Interest on the term loans is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2002). Principal payments of approximately $167,000 per month are required under Term Loan A commencing December 1, 2001 and continuing through November 1, 2006. Minimum principal payments of $625,000 per quarter are required under Term Loan B, commencing November 30, 2001 and continuing through August 31, 2005. Accelerated principal payments may be required based on collection of related collateral.

     As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, the Company issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt. The effective interest rate recognized for financial reporting purposes approximates 7.0%

     The revolving credit facility, the term loans and the fee notes are collateralized by substantially all the Company's assets that are not otherwise collateralized, as defined in the Agreement.

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

     Aggregate annual principal payments required under terms of the debt agreements as of August 31, 2002, after giving effect to the debt and equity restructuring and the various obligations that were forgiven, consisted of the following:

                      Years Ending                       Principal
                       August 31,                        Payments

                          2003                        $ 15,567,889
                          2004                          14,266,989
                          2005                          14,428,601
                          2006                          13,770,756
                          2007                             172,339
                       Thereafter                       11,893,871
                                                      ------------
                          Total                       $ 70,100,445
                                                      ============

11.  SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS) AND REDEEMABLE PREFERRED STOCK

     The authorized common stock of the Company as of August 31, 2002 consists of 150,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock. As of August 31, 2002 there are 91,548,580 shares of Class A Common Stock outstanding. No shares of Class B Common Stock are outstanding as of August 31, 2002. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to three votes per share. Holders of Class A Common Stock are entitled to receive cash dividends equal to at least 110% of any cash dividends paid on the shares of Class B Common Stock. However, cash dividends may be paid on Class A Common Stock without a concurrent cash dividend being paid on the Class B Common Stock. If at any time the outstanding shares of Class B Common Stock fall below 2% of the outstanding shares of Class A Common Stock, they will be automatically converted into Class A Common Stock.

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

     Convertible Preferred Stock - Each share of the Series A Preferred Stock was automatically converted into 25 shares of Class A Common Stock immediately upon effectiveness of the amendment to the Company's Articles of Incorporation, which was approved at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. This amendment increased the number of authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares. As a result of the amendment, 1,668,885 Series A Preferred shares were converted in to 41,722,125 shares of Class A Common Stock of the Company on February 4, 2002. There are currently no shares of Series A Preferred Stock of the Company outstanding.

     Redeemable Preferred Stock - The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after the shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or
     (ii) the distribution of assets to holders of the Company's capital stock upon the sale of substantially all the Company's assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC's internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC's internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the Restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose other members include among others certain officers of the Company.

     Warrants to Purchase Common Stock - As part of the consideration to Foothill and Ableco to provide credit facilities to the Company, Foothill and Ableco received warrants to purchase up to a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's fully-diluted common shares, at an exercise price of $.01 per share. The warrants expire on November 6, 2011.

     Stock Options - During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of options to purchase up to 200,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years, and vest over a period of 1 to 5 years.

     On November 6, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers and key employees. Upon adoption of the 2001 Plan, options were granted with an exercise price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for the Company's shares of Class A Common Stock. The options vest one-fourth annually beginning on the first anniversary of the date of the grant, provided that the optionee then remains employed by us. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of the change in control.

     On August 8, 2002, the Company adopted the 2002 Stock Option Plan (the "2002 Plan"), which provides for the issuance of options to purchase up to 1,500,000 shares of Class A Common Stock to certain directors, officers, other key employees and consultants of the Company. Stock options granted under the 2002 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years. Vesting is determined by the Board at the time of grant. The 2002 Plan has a change in control clause, which provides that all options under the 2002 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of the change in control.

     The status of the stock option plans existing as of August 31, 2002 was as follows:

                                                                           Number           Weighted Average
                                                    Price Range           of Shares          Exercise Price
  Outstanding as of August 31, 1999                $   10.50-79.00           251,878         $         39.88
    Granted                                             6.25-22.00            25,125                   19.76
    Exercised                                                15.00           (11,650)                  15.00
    Cancelled                                          20.25-79.00           (22,706)                  40.56
                                                  ----------------       -----------         ---------------

  Outstanding as of August 31, 2000                     6.25-79.00           242,647                   38.96
    Granted                                             3.12- 5.20            38,000                    3.16
    Cancelled                                           3.12-79.00           (85,122)                  32.81
                                                  ----------------       -----------         ---------------

  Outstanding as of August 31, 2001                    3.12 -79.00           195,525                   34.68
    Granted                                            0.09 - 1.04         5,464,081                    0.17
                                                  ----------------       -----------         ---------------

  Outstanding as of August 31, 2002                $   0.09 -79.00         5,659,606         $          1.36
                                                  ================       ===========         ===============

  Exercisable as of August 31, 2002                $    0.09-79.00           146,804         $         41.45
  Exercisable as of August 31, 2001                     6.25-79.00           141,517                   41.08
  Exercisable as of August 31, 2000                    10.50-79.00           203,772                   38.88

  Available for grant after August 31, 2002                                1,113,625

     The following table summarizes information about stock options outstanding as of August 31, 2002:

                                                                                          Options Exercisable
                                                                                     -------------------------------
                                                    Weighted
                                                    Average           Weighted                           Weighted
           Range of                                Remaining          Average                            Average
           Exercise             Shares            Contractual         Exercise          Shares           Exercise
            Prices            Outstanding          Life-Years          Price          Exercisable         Price
           $0.09 - 22.00          5,542,781           4.0             $   0.34            37,117         $ 18.90
           26.75 - 40.00             28,575           2.5                32.57            28,262           32.53
           40.50 - 79.00             88,250           4.4                54.85            81,425           54.83
      -------------------    ---------------     ---------------    -------------    --------------    -------------
          $ 0.09 - 79.00          5,659,606           4.0             $   1.36           146,804         $ 41.45
      ===================    ===============     ===============    =============    ==============    =============

     The Company has adopted the disclosure - only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to follow the provisions of APBO No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected in the consolidated financial statements for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended August 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                     2002                  2001             2000
     Net income (loss):
       As reported                                $ 53,808,622      (74,513,048)     $(104,970,576)
       Pro forma                                    53,426,000      (74,609,000)      (105,280,000)
     Net income (loss) per share - diluted:
       As reported                                $       0.64     $     (14.65)     $      (20.65)
       Pro forma                                          0.64           (14.67)            (20.71)

     The weighted-average fair value per share of stock options granted during the years ended August 31, 2002, 2001 and 2000 was $ 0.07, $2.52 and $12.32, respectively. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the vesting period of the stock options.

     For the purpose of these disclosures, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2002, 2001 and 2000:


                                                 2002      2001      2000
     Expected volatility                        107.5%       75%       67%
     Risk-free interest rate                      5.1%      5.5%      5.9%
     Dividend rate during the expected term         0%        0%        0%
     Expected life in years                         4         9         9

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

     Income tax benefit, excluding tax expense on the debt forgiveness, for the years ended August 31, 2002, 2001 and 2000 was as follows:

                                             2002         2001           2000
    Current benefit:
      Federal                          $   339,238    $ 2,092,000    $   677,000
      State                                   --             --             --
                                       -----------    -----------    -----------

             Total current benefit         339,238      2,092,000        677,000
                                       -----------    -----------    -----------

    Deferred benefit:
      Federal                                 --       26,205,000     10,484,000
      State                                   --        6,595,000        839,000
                                       -----------    -----------    -----------

             Total deferred benefit           --       32,800,000     11,323,000
                                       -----------    -----------    -----------
    Total benefit for income taxes     $   339,238    $34,892,000    $12,000,000
                                       ===========    ===========    ===========

     A Federal Alternative Minimum Tax (AMT) benefit of $339,238 was recognized during the year ended August 31, 2002 for certain refunds that related to a change in the tax law for AMT carrybacks. A tax benefit of approximately $2,092,000 was recognized during the year ended August 31, 2001 for certain refunds related to loss carrybacks, which were received during that year.

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ending August 31, 2002, 2001 and 2000 was as follows:

                                                             2002             2001            2000

      Federal income tax rate                               (34.0)%            34.0%           34.0%
      Losses for which no benefit was provided                  -              (8.0)          (24.2)
      State income taxes, net of Federal tax benefit            -               4.0             0.5
      Reversal of previously recognized valuation
          allowance                                          45.4                 -               -
      Other                                                   0.0               1.9               -
                                                          ------------     ------------    ------------
      Effective income tax rate -benefit                     11.4%             31.9%           10.3%
                                                          ============     ============    ============

     Temporary differences that give rise to deferred income tax assets and liabilities as of August 31, 2002 and 2001 consisted of the following:

                                                                        2002                 2001
      Deferred income tax assets:
        Accounts receivable allowances                            $       268,000      $       406,000
        Inventories                                                     4,181,000           20,187,000
        Intangible assets                                               3,649,000            3,972,000
        Accrued liabilities                                             5,164,000            2,714,000
        Federal net operating loss carryforwards                       23,760,000           37,440,000
        State net operating loss carryforwards                          3,266,000            5,737,000
        Federal alternative minimum tax credit carryforwards            1,937,000            2,276,000
        Federal investment tax credit carryforwards                        37,000               37,000
                                                                  ---------------      ---------------
               Total deferred income tax assets                        42,262,000           72,769,000
                                                                  ---------------      ---------------
      Deferred income tax liabilities:
        Property and equipment                                         (3,895,000)          (1,549,000)
        Prepaid expenses                                                        -              (13,000)
                                                                  ---------------      ---------------
               Total deferred income tax liabilities                   (3,895,000)          (1,562,000)
                                                                  ---------------      ---------------

      Deferred income tax assets - net                                 38,367,000           71,207,000
      Valuation allowance                                             (38,367,000)         (38,407,000)
                                                                  ---------------      ---------------
      Net deferred income tax assets recognized in the
        consolidated balance sheets                               $             -      $    32,800,000
                                                                  ===============      ===============

     As of August 31, 2002, the Company had, for federal and state income tax purposes, net operating loss carryforwards of approximately $68,927,000 which expire in 2021 and 2022, available to offset future federal taxable income. In addition, as of August 31, 2002, the Company had approximately $1,937,000 of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

     As described in Notes 2 and 10, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in debt forgiveness income of differing amounts for financial and income tax reporting purposes that has reduced the available net operating loss carryforwards. The approximate tax effect of this income results in the recognition of a tax expense of approximately $32,800,000 for financial reporting purposes for the year ended August 31, 2002. The "change of ownership" provisions of the Tax Reform Act of 1986 will significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards that originated before the debt and equity restructuring. Approximately $56,144,000 of the net operating loss carryforwards and all remaining federal credits are limited by this Act so that only approximately $1,514,000 become available for use each year.

13.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The Company contributed approximately $328,000, $419,000, and $561,000 to the plan during the years ended August 31, 2002, 2001 and 2000, respectively.

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

14.  COMMITMENTS

     Supply Contracts - The Company has multiple-year crop purchase contracts with 44 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,743 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. In September 2000, the Company was unable to make certain payments due to the growers under the terms of the contracts and the Company notified the growers of the Company's intention to also defer payments required under the contract for the 2000 calendar year crop. The contracted growers did, however, harvest and deliver their 2000, 2001 and 2002 calendar year crops to the Company and the Company made the rescheduled 2000 calendar year crop payments in full to the growers during the year ended August 31, 2001. The Company is, however, in default under the terms of the grower contracts. The Company has received the necessary waivers from 95% of the growers for the default.

     Leasing Activities - On April 10, 1990, the Company acquired leasehold interests in two cranberry marshes in Nantucket, Massachusetts. On March 31, 1994, the Company entered into an agreement which extended the original lease term through November 30, 2003. Rental payments are based on 20 percent of gross cash receipts from agricultural production, subject to certain minimums, which are dependent upon the statewide average crop yield. Rent expense for the years ended August 31, 2001 and 2000 was approximately $250,000 and $225,000, respectively. In 2000, the Company determined that it was no longer economically feasible to operate these marshes and subsequently was released from the leases in December 2001. Accordingly, the remaining unamortized cost of the leasehold interests of approximately $581,000 was expensed as cost of sales during the year ended August 31, 2000.

     On September 5, 1991, the Company entered into a net lease, which was amended in July 1993, with Equitable Life Assurance Society of the United States ("Equitable") for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership ("Cranberry Hills"), a partnership controlled by the Company's CEO and two former directors. The lease, which expired December 31, 2000, provided for rent payments to Equitable of $400,000 during the year ended August

     31, 2000. There were no payments required during the year ended August 31, 2001. There were no management fees required to be paid during the years ended August 31, 2001 or 2000, and there are no future payments required. On January 26, 2001, the Company entered into a management agreement with Equitable for the management of the cranberry marsh. This agreement, which expired on December 31, 2001, was renewed effective April 19, 2002. The agreement which now expires on December 31, 2002, requires the Company to manage, operate and harvest the marsh. The Company anticipates it will again renew the agreement in fiscal 2003. The agreement requires the Company to purchase the harvest from Equitable at a price equivalent to what the Company will pay the independent growers as described in the supply contracts above, with revenues and expenses to be shared, as defined in the agreement.

15.  CONTINGENCIES

     On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of August 31, 2002, the grower/officer was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, the Company believes the resolution of this matter will not have an adverse effect on the Company's financial statements.

16.  SUBSEQUENT EVENTS

     During fiscal 2002, inventory held at one of the Company's third party storage facilities was handled improperly by the third party following delivery to the facility. This resulted in a damage claim being made by the Company. The Company and the owner of the facility have entered into a settlement and release agreement with respect to the Company's claims. Under the terms of the settlement and release agreement, the Company will receive cash proceeds in the amount of $1.5 million and $200,000 of credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, the Company believes that the resolution of this matter will result in a subsequent gain.

     On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. ("Ocean Spray"). The lawsuit, which was filed in the United Stated District Court for the District of Columbia, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. As the proceeding is in the preliminary stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company's financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption "Election of Directors" in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year. The information required by Item 405 of Regulation S-K is also incorporated by reference to the information set forth under the caption "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

     The following table provides information as of August 31, 2002, regarding our Class A Common Stock that may be issued pursuant to our equity compensation plans:

-------------------------- -------------------------- ------------------- -----------------------------------
                                      (a)                   (b)                        (c)
-------------------------- -------------------------- ------------------- -----------------------------------
Plan Category              Number of securities to    Weighted -          Number of securities remaining
                           be issued upon exercise    average price of    available for future issuance
                           of outstanding options,    outstanding         under equity compensation plans
                           warrants and rights        options             (excluding securities reflected
                                                                          in column (a))
-------------------------- -------------------------- ------------------- -----------------------------------
Equity Compensation plan
approved by security
holders                              195,525               $ 34.68                                0(1)
-------------------------- -------------------------- ------------------- -----------------------------------
Equity Compensation plan
not approved by security
holders (2)                        5,464,081               $  0.17                        1,050,000
-------------------------- -------------------------- ------------------- -----------------------------------
Total                              5,659,606               $  1.36                        1,050,000
-------------------------- -------------------------- ------------------- -----------------------------------

     (1) During 1995, we adopted the 1995 Stock Option Plan (the "1995 Plan"), which was approved by our security holders and provides for the issuance of options to purchase up to 200,000 shares of
Class A Common Stock to key employees and non-employee directors. We terminated the 1995 Plan on
August 30, 2002 and, accordingly, the 63,625 shares with respect to which options were not yet granted under the 1995 Plan are no longer available for future issuance under the 1995 Plan. The termination of the 1995 Plan did not affect the rights of participants thereunder with respect to options granted to them prior to termination and all unexpired options remain effective, except as they may lapse or terminate by their terms and conditions.

     (2) The table above does not include warrants to purchase an aggregate of 5,086,106 shares of
Class A Common Stock that are immediately exercisable for an exercise price of $.01 per share that we issued to Foothill and Ableco in connection with the Restructuring. The issuance of the warrants was not approved by our shareholders. If the warrants were included in the table above, then the weighted-average price of outstanding options, warrants and rights related to equity compensation plans not approved by security holders would be $0.09.

     On November 6, 2001, we adopted the 2001 Stock Option Plan (the "2001 Plan"), which was not approved by our security holders and provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers and key employees. Upon adoption of the 2001 Plan, options were granted with an exercise price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for shares of our Class A Common Stock. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of the change in control.

     On August 8, 2002, we adopted the 2002 Stock Option Plan (the "2002 Plan"), which was not approved by our security holders and provides for the issuance of options to purchase up to 1,500,000 shares of Class A Common Stock to certain directors, officers, other key employees and consultants. Stock options granted under the 2002 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years The 2002 Plan has a change in control clause, which provides that all options under the 2002 Plan which have been granted which are not exercisable as of the effective date of the change in control will automatically accelerate and become exercisable upon the effective date of the change in control.

Item 13.  Certain Relationships and Related Transactions.

     Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Controls and Procedures.

     Our Chief Executive Officer and our Vice President - Finance, within 90 days prior to the filing date of this report, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Vice President - Finance concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Vice President - Finance to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 2002 and 2001, consolidated statements of operations, cash flows and shareholders' equity for the fiscal years ended August 31, 2002, 2001 and 2000, notes to consolidated financial statements and independent auditors' report, are filed herewith.

     (a)(2) Schedule II, Valuation and Qualifying Accounts, is filed herewith. We have omitted other schedules because they are not required or not applicable, or the information required to be shown is included in our financial statements and related notes.

     (a)(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

     (b) We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2002.

* We will furnish to shareholders the Exhibits to this Form 10-K on request and advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Kenneth A. Iwinski, Vice President-Legal and Secretary, Northland Cranberries, Inc., 2930 Industrial Street, P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NORTHLAND CRANBERRIES, INC.


Date:  November, 27, 2002                      By:  /s/ John Swendrowski
                                                  ------------------------------
                                                    John Swendrowski
                                                    Chairman of the Board and
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on November 27, 2002 below by the following persons on behalf of the Company and in the capacities indicated.


By: /s/ John Swendrowski                          By: /s/ Nigel J. Cooper
    ------------------------------                    --------------------------
     John Swendrowski                                  Nigel J. Cooper
     Chairman of the Board,                            Vice President - Finance
     Chief Executive Officer and Director


By: /s/ Marc J. Leder                             By: /s/David Pleban
    ------------------------------                    --------------------------
     Marc J. Leder                                     David Pleban
     Director                                          Director




By: /s/ Rodger R. Krouse                          By: /s/ Kevin J. Calhoun
    ------------------------------                    --------------------------
     Rodger R. Krouse                                  Kevin J. Calhoun
     Director                                          Director




By: /s/ Clarence E. Terry                         By: /s/ George R. Rea
    ------------------------------                    --------------------------
     Clarence E. Terry                                 George R. Rea
     Director                                          Director




By: /s/ Patrick J. Sullivan                       By: /s/ C. Daryl Hollis
    ------------------------------                    --------------------------
     Patrick J. Sullivan                               C. Daryl Hollis
     Director                                          Director

                                 CERTIFICATIONS

     I, John Swendrowski, certify that:

     1. I have reviewed this annual report on Form 10-K of Northland Cranberries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 27, 2002
     ---------------------------


      /s/ John Swendrowski
      ----------------------------------
      John Swendrowski
      Chairman of the Board,
      Chief Executive Officer and Director

I, Nigel Cooper, certify that:

     1. I have reviewed this annual report on Form 10-K of Northland Cranberries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 27, 2002
      ------------------------------


      /s/ Nigel Cooper
      --------------------------------
      Nigel Cooper
      Vice President - Finance

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                                    Year ended August 31,
                                                                                    ---------------------
                                                                           2002                2001                  2000
                                                                           ----                ----                  ----
Valuation accounts deducted in the consolidated
 balance sheets from assets to which they apply:

Accounts receivable - allowance for doubtful accounts:
   Balances at beginning of year                                     $       (300,000)   $       (250,000)   $       (600,000)

   Additions - charged to expense                                            (225,000)           (955,000)           (645,000)

   Deductions - amounts written off, net of recoveries                        167,000             905,000             995,000
                                                                    ----------------------------------------------------------

   Balances at end of year                                           $       (358,000)   $       (300,000)   $       (250,000)
                                                                    ==========================================================
Deferred income taxes - valuation allowance:
   Balances at beginning of year                                     $    (38,407,000)   $    (30,760,000)   $              -

   Additions - allowance established                                                           (7,647,000)        (30,760,000)
   Deductions - allowance used                                                 40,000
                                                                    ----------------------------------------------------------

   Balances at end of year                                           $    (38,367,000)   $    (38,407,000)   $    (30,760,000)
                                                                    ==========================================================


                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

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

3.1 Articles of Incorporation, as amended, effective February 4, 2002. [Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

          for the quarterly period ended February 28, 2002.]

3.2 By-Laws of the Company, as amended, effective November 6, 2001. [Incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarterly period ended February 28, 2002.]

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

4.5 Modification Agreement, dated as of November 6, 2001, between the Company and Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended August 31, 2001.]

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

*10.9     Northland Cranberries, Inc. 2002 Stock Option Plan.

*10.10 Severance and Noncompetition Agreement, dated as of November 6, 2001, by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended August 31, 2001.]

10.11 Stockholders' Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, the minority shareholders listed therein and the Company. [Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

10.12 Registration Agreement, dated as of November 6, 2001, by and among the Company, Sun Northland, LLC and the other investors signatory thereto. [Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.13 Management Services Agreement, dated as of November 6, 2001, by and between Northland Cranberries, Inc. and Sun Capital Partners Management, LLC. [Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

21 Subsidiaries of the Company. [Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1999.]

23        Consent of Deloitte & Touche LLP.

99.1 Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Nigel Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Definitive Proxy Statement for the Company's 2003 annual meeting of shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).


* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.