Form 10-Q
period 2002-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2003-01-14
CIK 818010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    November 30, 2002
                                -----------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

                         Commission File Number 0-16130
                                               ------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes No X

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

Class A Common Stock      January 14, 2003                  91,548,580

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE


     Item 1.   Financial Statements.......................................  3

               Condensed Consolidated Balance Sheets......................  3

               Condensed Consolidated Statements of Operations............  4

               Condensed Consolidated Statements of Cash Flows............  5

               Condensed Consolidated Statement of Shareholders' Equity...  6

               Notes to Condensed Consolidated Financial Statements......  7-14

     Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............. 15-19

     Item 3.   Quantitative and Qualitative Disclosure About
                        Market Risk.......................................  19

     Item 4.   Controls and Procedures....................................  20

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................  20

     Item 2.   Changes in Securities and Use of Proceeds..................  20

     Item 3.   Defaults Upon Senior Securities............................  21

     Item 4.   Submission of Matters to a Vote of Security Holders........  21

     Item 6.   Exhibits and Reports on Form 8-K...........................  21

               SIGNATURE..................................................  21

               Certifications...........................................   22-23

               Exhibit Index..............................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                           November 30,        August 31,
                                                               2002               2002
                                                           ------------        -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                 $  1,227           $     264
   Accounts receivable - net                                    6,796               7,498
   Current portion of note receivable and
     accounts receivable - other                               10,110              10,190
   Inventories                                                 25,595              18,273
   Prepaid expenses and other current assets                      698                 606
   Assets held for sale                                         2,540               3,100
                                                             --------           ---------
      Total current assets                                     46,966              39,931
Note receivable, less current portion                          17,250              18,500
Property and equipment - net                                   63,003              63,836
Other assets                                                      872                 825
Debt issuance cost - net                                        3,421               3,793
                                                             --------           ---------

      Total assets                                           $131,512           $ 126,885
                                                             ========           =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit facility                         $  3,739           $     560
   Accounts payable                                            14,216               7,905
   Accrued liabilities                                          8,273               9,028
   Current maturities of long-term debt                        14,007              15,568
                                                             --------           ---------
      Total current liabilities                                40,235              33,061
Long-term debt, less current maturities                        50,971              54,532
                                                             --------           ---------
      Total liabilities                                        91,206              87,593
                                                             --------           ---------
Shareholders' equity:
   Common stock - Class A, $.01 par value,
       91,548,580 and 91,548,580 shares
       issued and outstanding, respectively                       915                 915
   Redeemable preferred stock - Series B,
       $.01 par value, 100 and 100 shares
       issued and outstanding, respectively                         0                   0
   Additional paid-in capital                                 154,902             154,902
   Accumulated deficit                                       (115,511)           (116,525)
                                                             --------           ---------
      Total shareholders' equity                               40,306              39,292
                                                             --------           ---------
   Total liabilities and shareholders' equity                $131,512           $ 126,885
                                                             ========           =========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)
                                                        Three months ended
                                                November 30,       November 30,
                                                    2002               2001

Net revenues                                      $ 21,739           $  30,316

Cost of sales                                      (15,165)            (20,733)
                                                  ---------          ----------
Gross profit                                         6,574               9,583

Selling, general and administrative expenses        (6,594)             (5,921)
Other income (Note 4)                                1,500                   0
                                                  --------           ---------

Income from operations                               1,480               3,662

Interest expense                                    (1,040)             (3,090)
Interest income                                        574                 650
Gain on forgiveness of indebtedness                      0              83,299
                                                  --------           ---------

Income before income taxes                           1,014              84,521

Income tax expense                                       0             (32,800)
                                                  --------           ---------

Net income                                         $ 1,014           $  51,721
                                                  ========           =========
Net income per common share:
  Basic:                                           $  0.01           $    3.06
  Diluted:                                         $  0.01           $    1.70

Shares used in computing net income per share:
     Basic                                    91,548,580           16,884,777
     Diluted                                 101,126,227           30,492,464
            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                         Three months ended
                                                                                  November 30,        November 30,
                                                                                      2002                2001
                                                                                  ------------        ------------
Operating activities:
   Net income                                                                      $  1,014             $ 51,721
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization of property and equipment                        893                1,028
         Amortization of debt issuance costs and debt discount                          438                  156
         Gain on forgiveness of indebtedness (net of income taxes                         0              (50,499)
           of $32,800)
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                      873                 (837)
            Inventories                                                              (7,322)               1,344
            Accounts payable and accrued liabilities                                  5,455                2,396
                                                                                   --------             --------
         Net cash provided by operating activities                                    1,351                5,309
                                                                                   --------             --------

Investing activities:
   Collections on note receivable                                                     1,000                  500
   Property and equipment purchases                                                    (196)                 (6)
   Proceeds from disposals of assets held for sale and of
      property and equipment                                                            715                   79
                                                                                   --------             --------
         Net cash provided by investing activities                                    1,519                  573
                                                                                   --------             --------

Financing activities:
   Net increase in borrowings under revolving line of credit
        facility                                                                      3,179                8,327
   Proceeds from issuance of long-term debt                                               0               20,000
   Payments on long-term debt and other obligations                                  (5,086)              (1,231)
   Net payment in settlement of revolving credit facility                                 0              (38,388)
   Payments for debt issuance costs                                                       0               (1,259)
   Proceeds from issuance of preferred stock                                              0                2,942
   Proceeds from issuance of common stock                                                 0                2,618
                                                                                   --------             --------

         Net cash used in financing activities                                       (1,907)              (6,991)
                                                                                   --------             --------

Net increase (decrease) in cash and cash equivalents                                    963               (1,109)
Cash and cash equivalents, beginning of period                                          264                1,487
                                                                                   --------             --------

Cash and cash equivalents, end of period                                           $  1,227             $    378
                                                                                   ========             ========
            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED NOVEMBER 30, 2002
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)



                                 Common    Additional                 Total
                                 Stock -    Paid-in   Accumulated  Shareholders'
                                 Class A    Capital     Deficit       Equity

BALANCE, AUGUST 31, 2002         $ 915     $154,902    $(116,525)     $39,292

    Net income                       -            -        1,014        1,014
                                 -----     --------    ---------      -------

BALANCE, NOVEMBER 30, 2002       $ 915     $154,902    $ (115,511)    $40,306
                                 =====     ========    ===========    =======

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of November 30, 2002 and August 31, 2002 and its related results of operations and cash flows for the three months ended November 30, 2002 and 2001. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2002 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Business Risks - Prices paid to growers for raw cranberries are effectively determined by Ocean Spray, the industry leader, which controls the bulk of the cranberry supply in North America. The Company currently operates in a marketplace that has experienced aggressive selling activities as the industry responds to the excess cranberry supply levels.

     On November 6, 2001, as described in Note 2, the Company completed a debt and equity restructuring. Management believes, as a result of the restructuring, the Company's debt facilities and expected cash flows from operations will be sufficient to support the Company's liquidity requirements for the remainder of the year ending August 31, 2003, and the forseeable future.

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

     The weighted average shares outstanding used in calculating net income per common share for the three months ended November 30, 2002 and 2001 consisted of the following:

                                      November 30, 2002        November 30, 2002
Basic:
   Shares outstanding at beginning
     of period                               91,548,580                5,084,606
   Issuance of fractional shares
     due to reverse stock split                                              167
   Issuance of new shares                                             11,800,004
                                      -----------------        -----------------
Total                                        91,548,580               16,884,777

Effect of dilution:
   Convertible preferred stock                        -               11,003,637
   Warrants                                   5,032,525                1,335,266
   Options                                    4,545,122                1,268,784
                                      -----------------        -----------------
     Diluted                                101,126,227               30,492,464
                                      -----------------        -----------------


     The shares outstanding used to compute the diluted earnings per share for November 30, 2002 exclude outstanding options to purchase 645,525 shares of Class A Common Stock. The options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

     New Accounting Standards - Effective in the first quarter of fiscal 2003 the Company adopted the following Statements of Financial Accounting Standards ("SFAS"): (i) SFAS No. 143, "Accounting For Asset Retirement Obligations," (ii) SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and (iii) SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

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

     SFAS No. 144 was issued in October 2001 and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     SFAS No. 145 requires that gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company, in adopting this standard, has now classified the gain on debt forgiveness in fiscal 2002 as a component of income before income taxes.

     On November 25, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related-Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate the adoption of FASB Interpretation No. 45 will have a material impact on the consolidated financial statements.

     Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

2.   DEBT AND EQUITY RESTRUCTURING

     On November 6, 2001 (during the first quarter of fiscal 2002), the Company completed a debt and equity restructuring. The debt restructuring was accomplished through the exchange by the participants of the Company's then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company's issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock which represented approximately 7.5% of the Company's then fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC ("Sun Northland"), an affiliate of Sun Capital Partners Inc., of the Company's bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland's rights to the Company's bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock, and 100 shares of newly created

     Series B Preferred Stock, which together represented approximately 77.5% of the Company's then fully-diluted common shares. The 1,668,885 shares of the Series A Preferred Stock were subsequently converted into 41,722,125 shares of Class A Common Stock of the Company. The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company's Chief Executive Officer and whose members include among others certain officers of the Company.

     In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20,680,000 in outstanding borrowings under two term loans with an insurance company.

     Additionally, as part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1,000,000 per year unless approved by a majority of the Company's directors who are not affiliates of Sun Capital Partners Management, LLC. In fiscal 2002, the Company paid approximately $460,000 under this agreement, which terminates on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company's voting power.

     Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation ("Foothill") and Ableco Finance LLC ("Ableco"). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility. As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company's then fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

3    LEGAL PROCEEDINGS

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

     On June 7, 2002, the court granted the Company's motion for summary judgment and dismissed Cliffstar's fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered judgment in favor of the Company and against Cliffstar in the amount of $6,674,450 (this includes outstanding accounts receivable aggregating $3,414,000 due from Cliffstar as of August 31, 2002). Final judgment in the amount of $7,732,057 (which includes an additional award to the Company for prejudgment interest following post-verdict motions) was entered by the court on December 23, 2002 and is subject to appeal. It is the opinion of the Company's management, after consulting with outside legal counsel, that the judgment will be affirmed if appealed. However, the resolution of the legal proceedings cannot be predicted with certainty at this time. Accordingly, no amounts have been recorded with respect to the judgment.

     The jury found that Cliffstar breached its payment obligations under the note by failing to timely make the required $250,000 principal and related accrued interest payment that was due on May 31, 2000. Thus, the note is in default with future interest accruing at the default rate of 12%. The Company has received all scheduled principal payments, together with accrued interest at 10%. The Company has recognized interest income on the note receivable at a rate of 10% for financial reporting purposes, pending resolution of this matter.

     Although the note is in default, the Company has classified the balance outstanding in the accompanying consolidated balance sheets in accordance with the scheduled payment dates provided for in the note, as this is how the Company anticipates payments will be received pending final resolution of this matter.
     On May 13, 2002, the Company received Cliffstar's earn-out calculation for 2000. The Company believes that Cliffstar's earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. On December 13, 2002, the Company received an estimate of the earn-out calculation from Cliffstar for 2001 in the amount of $1,177,621. To date, however, Cliffstar has not provided the Company with an audited earn-out calculation for 2001 in accordance with the Asset Purchase Agreement. The Company believes that the estimate provided by Cliffstar significantly understates the earn-out payment due under the Asset Purchase Agreement.

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

4.   OTHER INCOME

     During fiscal 2002, inventory held at one of the Company's third party storage facilities was handled improperly by the third party following delivery to the facility. This resulted in a damage claim being made by the Company. The Company and the owner of the facility have entered into a settlement and release agreement with respect to the Company's claims. Under the terms of the settlement and release agreement, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, the Company has recognized income of $1,500,000 for the three months ended November 30, 2002.

5.   INVENTORIES

     Inventories as of November 30, 2002 and August 31, 2002 consisted of the following (in thousands):

                                  November 30, 2002     August 31, 2002

          Raw materials                 $ 22,110           $  8,396
          Finished goods                   3,485              3,189
          Deferred crop costs                  0              6,688
                                        --------          ---------
          Total inventories             $ 25,595           $ 18,273
                                        ========          =========


6.   LONG-TERM DEBT

     Long-term debt as of November 30, 2002 and August 31, 2002 consisted of the following (in thousands):

                                           November 30,        August 31,
                                               2002               2002

          Term loans payable                $  13,103         $  15,461
          Fee note payable                      3,804             3,738
          Bank notes                           25,998            28,297
          Insurance company note               19,364            19,689
          Other obligations                     2,709             2,915
                                            ---------         ---------
          Total                                64,978            70,100
          Less current maturities
            of long-term debt                  14,007            15,568
                                            ---------         ---------
          Long-term debt                    $  50,971         $  54,532
                                            =========         =========

     As of November 30, 2002 and August 31, 2002 the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations.

     The restructuring of the Company's debt on November 6, 2001 (see Note 2) resulted in a gain of $83,299,046 during fiscal 2002.

7.   INCOME TAXES

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

     There was no income tax expense recognized, for financial reporting purposes, for the three months ended November 30, 2002 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

     As described in Note 2, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in a gain on the forgiveness of indebtedness of differing amounts for financial and income tax reporting purposes that will reduce the available net operating loss carryforwards. The income tax effect of this gain resulted in the recognition of an income tax benefit of approximately $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to income taxes of a like amount for the three month period ended November 30, 2001. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

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

     See Note 2 of Notes to Condensed Financial Statements for a further discussion of the Restructuring.

     With the equity capital we received in the Restructuring, combined with the associated debt forgiveness, we were once again able to market our Northland and Seneca brand products for the remainder of fiscal 2002 and build on the operational improvements and cost reduction measures we began in the prior fiscal year.

     During the first quarter of fiscal 2003 we focused our efforts on regaining market share, through a balanced marketing approach of advertising, trade spending, slotting and consumer coupons.

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

     RESULTS OF OPERATIONS

     Total net revenues for the three months ended November 30, 2002 were $21.7 million, a decrease of 28.3% from net revenues of $30.3 million in the prior year's first quarter. The decrease resulted primarily from (i) reduced sales of cranberry concentrate; and (ii) reduced co-packing revenue. These revenue decreases were offset by increased sales of Northland 100% juice products. Trade industry data for the 12-week period ended December 1, 2002 showed that our Northland brand 100% juice products achieved a 5.4% market share of the supermarket shelf-stable cranberry beverage category on a national basis, up from a 5.1% market share for the 12-week period ended December 2, 2001. The market share of Seneca branded cranberry juice products decreased from 0.1% to less than 0.1%, resulting in a total combined market share of supermarket shelf-stable cranberry beverages for our Northland and Seneca branded product lines of 5.4% for the 12-week period ended December 1, 2002 compared to 5.2% for the 12-week period ended December 2, 2001.

     Cost of sales for the first quarter of fiscal 2003 was $15.2 million compared to $20.7 million for the first quarter of fiscal 2002, resulting in gross margins of 30.2% and 31.7% in each respective period. The decline in gross margins in the first quarter of fiscal 2003 was primarily the result of increased costs of cranberries and cranberry concentrate.

     Selling, general and administrative expenses were $6.6 million, or 30.3% of net revenues, for the first quarter of fiscal 2003 compared to $5.9 million, or 19.5% of net revenues, in the prior year's first fiscal quarter. The increase in selling, general and administrative expenses in fiscal 2003 was primarily the result of a $2.8 million increase in media advertising spending, from $0.7 million in the first quarter of fiscal 2002 compared with $3.5 million in the first quarter of fiscal 2003. This increase was partially offset by a decline in wages, consulting expenses and depreciation. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to our restructuring. Excluding these restructuring charges, selling, general and administrative expenses were approximately $4.6 million, or 15.2% of net revenues.

     During fiscal 2002, inventory held at one of our third party storage facilities was handled improperly by the third party following delivery to the facility. We entered into a settlement and release agreement with the third party pursuant to which we received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, we recognized other income of $1,500,000 for the three months ended November 30, 2002.

     Interest expense was $1.0 million in the first quarter of fiscal 2003 compared to $3.1 million during the same period of fiscal 2002. The decrease resulted primarily from reduced debt levels and lower interest rates following our restructuring.

     Interest income of $0.6 million in the first quarter of fiscal 2003 and $0.7 million in the comparable period of fiscal 2002 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation.

     In the first quarter of fiscal 2002, we realized a gain on forgiveness of indebtedness in connection with the restructuring of approximately $83.3 million, net of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. This gain was further reduced by $32.8 million of income taxes resulting in a net gain on forgiveness of indebtedness of $50.5 million, or $2.99 and $1.66 per basic and diluted share, respectively.

     In the first quarter of fiscal 2003 there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

     FINANCIAL CONDITION

     Net cash provided by operating activities was $1.4 million in the first quarter of fiscal 2003 compared to net cash provided of $5.3 million in the same period of fiscal 2002. Net income plus depreciation and amortization was $2.3 million in the first quarter of fiscal 2003 compared to $2.4 million (before gain on forgiveness of indebtedness net of income taxes) in the comparable period of fiscal 2002. Receivables, prepaid expenses and other current assets decreased $0.9 million in the first quarter of fiscal 2003 compared to an increase of $0.8 million in the first quarter of fiscal 2002. Increases in accounts payable and accrued liabilities provided cash of $5.5 million in the first quarter of fiscal 2003 compared to $2.4 million in the first quarter of fiscal 2002. Inventories increased $7.3 million in the first quarter of fiscal 2003, primarily as a result of the fall 2002 cranberry harvest and the purchase of cranberries from our contract growers.

     Working capital was $6.7 million at November 30, 2002 compared to $6.9 million at August 31, 2002. Our current ratio was 1.2 to 1.0 at August 31, 2002, compared to 1.2 to 1.0 at November 30, 2002.

     Net cash provided by investing activities was $1.5 million in the first quarter of fiscal 2003 compared to $0.6 million in the similar quarter of fiscal 2002. Collections on our note receivable from Cliffstar Corporation contributed toward the positive cash flow in both quarters. In fiscal 2003, proceeds from disposals of property and equipment provided $0.7 million In fiscal 2002, proceeds from disposals of property and equipment provided $0.1 million. Purchases of property and equipment were $0.2 million in fiscal 2003 and $0.01 million in fiscal 2002.

     Our net cash used in financing activities was $1.9 million in the first quarter of fiscal 2003 compared to $7.0 million in the first quarter of the prior year. In fiscal 2002 in order to accomplish the restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Series A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see "General" and Note 2 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. Also, we made payments on long-term debt and other obligations of $5.1 million in the first quarter of fiscal 2003 and $1.2 million in the first quarter of fiscal 2002. In both quarters monthly principal payments were made on other obligations, and in the first quarter of fiscal 2003 additional payments were made as required under our restructured debt agreements.


     The following schedule sets forth our contractual long-term debt obligations as of November 30, 2002 (in thousands):

                             Payments Due by Period
                             ----------------------
                                                                       After 5
                         Total     0-1 year    2-3 years    4-5 years   years
                         -----     --------    ---------    ---------  -------
     Long-Term Debt     $64,978     $14,007     $14,777      $17,722   $18,472



     As of November 30, 2002, we had outstanding borrowings of $3.8 million under our $30.0 million revolving credit facility with Foothill and Ableco. As of November 30, 2002, we had approximately $7.2 million of unused borrowing availability under the facility. We believe that we will be able to fund our ongoing operational needs for fiscal 2003 through (i) cash generated from operations; and (ii) financing available under our revolving credit facility with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

     As of November 30, 2002, we were in compliance with all of our debt arrangements.

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


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of November 30, 2002, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.2 million.

     ITEM 4. CONTROLS AND PROCEDURES


          (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President-Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Vice President-Finance concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

          (b) Changes in internal controls. There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     On October 23, 2002, after a trial to a jury, the District Court entered judgment in our favor and against Cliffstar Corporation in the amount of $6,674,450 with respect to litigation related to the March 8, 2000 sale of the net assets of our private label juice business to Cliffstar. Final judgment in the amount of $7,732,057 (which includes an additional award to us for prejudgment interest following post-verdict motions) was entered by the court on December 23, 2002 and is subject to appeal. It is our opinion, after consulting with outside legal counsel, that the judgment will be affirmed if appealed.

     Further, on November 11, 2002, we filed together with Clermont, Inc. an antitrust lawsuit against Ocean Spray Cranberries, Inc. The lawsuit, which was filed in the United Stated District Court for the District of Columbia, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. As the proceeding is in the preliminary stages, we are unable to predict the outcome of this matter with certainty. However, we do not believe that the resolution of this matter will have an adverse effect on our financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We did not file any Current Reports on Form 8-K during the first quarter of fiscal 2003.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHLAND CRANBERRIES, INC.





DATE: January 14, 2003                     By: /s/ Nigel J. Cooper
                                               ---------------------------------
                                           Nigel J. Cooper
                                           Vice President - Finance

                                 CERTIFICATIONS

I, John Swendrowski, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Northland Cranberries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  January 14, 2003
     --------------------------------------

      /s/ John Swendrowski
     --------------------------------------
     John Swendrowski
     Chairman of the Board,
     Chief Executive Officer and Director

I, Nigel Cooper, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Northland Cranberries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  January 14, 2003
     --------------------------------------

      /s/ Nigel Cooper
     --------------------------------------
     Nigel Cooper
     Vice President - Finance

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

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