Form 10-Q
period 2003-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 2003-04-14
CIK 818010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    February 28, 2003
                               ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

                         Commission File Number 0-16130
                                               --------

                           NORTHLAND CRANBERRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                      39-1583759
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                             2930 Industrial Street
                                  P.O. Box 8020
                     Wisconsin Rapids, Wisconsin 54495-8020
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code (715) 424-4444
                                                   --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2). Yes    No X
                           ---   ---

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock                 April 14, 2003                   91,548,580

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE


     Item 1.   Financial Statements.....................................    3

               Condensed Consolidated Balance Sheets....................    3

               Condensed Consolidated Statements of Operations..........    4

               Condensed Consolidated Statements of Cash Flows..........    5

               Condensed Consolidated Statement of Shareholders' Equity.    6

               Notes to Condensed Consolidated Financial Statements.....  7 - 14

     Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............. 15 - 20

     Item 3.   Quantitative and Qualitative Disclosure About
                        Market Risk.....................................    20

     Item 4.   Controls and Procedures..................................    20

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings........................................    21

     Item 2.   Changes in Securities and Use of Proceeds................    21

     Item 3.   Defaults Upon Senior Securities..........................    21

     Item 4.   Submission of Matters to a Vote of Security Holders......    22

     Item 6.   Exhibits and Reports on Form 8-K.........................    22

               SIGNATURE................................................    23

               Certifications........................................... 24 - 25

               Exhibit Index............................................    26

                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------------

                                               NORTHLAND CRANBERRIES, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     (Unaudited)

                                                                                   February 28,         August 31,
                                                                                       2003                2002
                                                                                    ---------           ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $   380             $   264
   Accounts receivable - net                                                            6,468               7,498
   Current portion of note receivable and accounts receivable - other                  10,360              10,190
   Inventories                                                                         22,829              18,273
   Prepaid expenses and other current assets                                              959                 606
   Assets held for sale                                                                 2,611               3,100
                                                                                    ---------           ---------
      Total current assets                                                             43,607              39,931
Note receivable, less current portion                                                  16,000              18,500
Property and equipment - net                                                           62,092              63,836
Other assets                                                                              491                 825
Debt issuance cost - net                                                                3,073               3,793
                                                                                    ---------           ---------

      Total assets                                                                  $ 125,263           $ 126,885
                                                                                    =========           =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit facility                                                 $  5,533             $   560
   Accounts payable                                                                    11,163               7,905
   Accrued liabilities                                                                  6,521               9,028
   Current maturities of long-term debt                                                14,717              15,568
                                                                                    ---------           ---------
      Total current liabilities                                                        37,934              33,061
Long-term debt, less current maturities                                                46,686              54,532
                                                                                    ---------           ---------
      Total liabilities                                                                84,620              87,593
                                                                                    ---------           ---------
Shareholders' equity:
   Common stock - Class A, $.01 par value, 91,548,580 shares
     issued and outstanding                                                               915                 915
   Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
     and outstanding                                                                        0                   0
   Additional paid-in capital                                                         154,902             154,902
   Accumulated deficit                                                               (115,174)           (116,525)
                                                                                    ---------           ---------
      Total shareholders' equity                                                       40,643              39,292
                                                                                    ---------           ---------
   Total liabilities and shareholders' equity                                       $ 125,263           $ 126,885
                                                                                    =========           =========

                                See notes to condensed consolidated financial statements.

                                                       NORTHLAND CRANBERRIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (Unaudited)

                                                                For the Three Months Ended            For the Six Months Ended
                                                               February 28,     February 28,       February 28,     February 28,
                                                                   2003             2002               2003             2002
                                                               ------------     ------------       ------------     ------------
Net revenues                                                    $ 24,846          $23,975            $ 46,585         $ 54,291

Cost of sales                                                    (16,550)         (16,676)            (31,715)         (37,409)
                                                                --------          -------            --------         --------
Gross profit                                                       8,296            7,299              14,870           16,882

Selling, general and administrative expenses                      (7,465)          (6,551)            (14,059)         (12,472)
Other income (Note 4)                                                  0                0               1,500                0
                                                                --------          -------            --------         --------

Income from operations                                               831              748               2,311            4,410

Interest expense                                                  (1,036)          (1,190)             (2,076)          (4,280)
Interest income                                                      542              629               1,116            1,279
Gain on forgiveness of indebtedness                                    0                0                   0           83,299
                                                                --------          -------            --------         --------

Income before income taxes                                           337              187               1,351           84,708

Income tax expense                                                     0                0                   0          (32,800)
                                                                --------          -------            --------         --------

Net income                                                      $    337          $   187            $  1,351         $ 51,908
                                                                ========          =======            ========         ========
Net income per common share:
  Basic:                                                        $   0.00          $  0.00            $   0.01         $   1.34
  Diluted:                                                      $   0.00          $  0.00            $   0.01         $   0.79

Shares used in computing net income per share:
  Basic                                                       91,548,580       60,952,355          91,548,580       38,796,832
  Diluted                                                    101,050,054      100,988,773         101,088,141       65,618,885

                                See notes to condensed consolidated financial statements.


                                                  NORTHLAND CRANBERRIES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (DOLLARS IN THOUSANDS)
                                                          (Unaudited)
                                                                                      For the Six Months Ended
                                                                                  February 28,        February 28,
                                                                                      2003                2002
                                                                                  ------------        ------------
Operating activities:
   Net income                                                                       $  1,351           $ 51,908
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization of property and equipment                       1,798              2,046
         Amortization of debt issuance costs and debt discount                           853                658
         Gain on forgiveness of indebtedness (net of income taxes
           of $32,800)                                                                     0            (50,499)
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                     1,374              3 132
            Inventories                                                               (4,556)             3,056
            Accounts payable and accrued liabilities                                     589                604
                                                                                    --------           --------
         Net cash provided by operating activities                                     1,409             10,905
                                                                                    --------           --------

Investing activities:
   Collections on note receivable                                                      2,000              1,000
   Property and equipment purchases                                                     (355)              (116)

   Proceeds from disposals of assets held for sale and of
      property and equipment                                                             757              1,470
                                                                                    --------           --------
         Net cash provided by investing activities                                     2,402              2,354
                                                                                    --------           --------

Financing activities:
   Net increase in borrowings under revolving line of credit facility                  4,973              5,361
   Proceeds from issuance of long-term debt                                                0             20,000
   Payments on long-term debt and other obligations                                   (8,668)            (4,268)
   Net payment in settlement of revolving credit facility                                  0            (39,773)
   Payments for debt issuance costs                                                        0             (1,259)
   Proceeds from issuance of preferred stock                                               0              2,942
                                                                                    --------           --------

         Net cash used in financing activities                                        (3,695)           (14,379)
                                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents                                     116             (1,120)
Cash and cash equivalents, beginning of period                                           264              1,487
                                                                                    --------           --------

Cash and cash equivalents, end of period                                            $    380           $    367
                                                                                    ========           ========

                               See notes to condensed consolidated financial statements.

                                                  NORTHLAND CRANBERRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              SIX MONTHS ENDED FEBRUARY 28, 2003
                                                    (DOLLARS IN THOUSANDS)
                                                         (Unaudited)



                                                                                                          Total
                                              Common Stock -     Additional        Accumulated        Shareholders'
                                                 Class A      Paid-in Capital        Deficit              Equity

BALANCE, AUGUST 31, 2002                          $ 915         $ 154,902         $ (116,525)            $ 39,292

    Net income                                        0                 0              1,351                1,351
                                                  -----         ---------         ----------             --------

BALANCE, FEBRUARY 28, 2003                        $ 915         $ 154,902         $ (115,174)            $ 40,643
                                                  =====         =========         ==========             ========


                                See notes to condensed consolidated financial statements.


                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of February 28, 2003 and August 31, 2002 and its related results of operations for the three month and six month periods ended February 28, 2003 and 2002, respectively, and cash flows for the six months ended February 28, 2003 and 2002, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2002 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

     The weighted average shares outstanding used in calculating net income per common share for the three month and six month periods ended February 28, 2003 and 2002 consisted of the following:

                                        Three Months Ended                   Six Months Ended
                                           February 28,                         February 28,
                                      2003             2002                2003             2002
                                      ----             ----                ----             ----
Basic:
  Shares outstanding
     beginning of period            91,548,580       49,826,455          91,548,580        5,084,606
  Issuance of fractional shares
    due to reverse stock split                                                                   167
  Issuance of new shares                             11,125,900                           33,712,059
                                   ----------------------------         ----------------------------
Total                               91,548,580       60,952,355          91,548,580       38,796,832

Effect of dilution:
  Convertible preferred stock                -       30,596,225                   -       20,799,931
  Warrants                           5,024,714        5,018,430           5,028,620        3,176,848
  Options                            4,476,760        4,421,763           4,510,941        2,845,274
                                   ----------------------------         ----------------------------
     Diluted                       101,050,054      100,988,773         101,088,141       65,618,885
                                   ----------------------------         ----------------------------


     The shares outstanding used to compute the diluted earnings per share for the three months and six months ended February 28, 2003 exclude outstanding options to purchase 645,525 shares of Class A Common Stock. The options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

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

     On November 25, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related-Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The Interpretation identifies several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. The disclosures are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the disclosure requirements of this interpretation did not have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 148 will have a material impact on the consolidated financial statements.

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

     On July 7, 2000, Cliffstar filed suit against the Company in the United States District Court, Western District of New York, alleging, among other things, that the Company breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, the Company filed a lawsuit against Cliffstar in the Northern District of Illinois alleging that Cliffstar breached various provisions of the Asset Purchase Agreement, an interim cranberry sauce purchase agreement between the two companies, the promissory note issued by Cliffstar in the transaction, and a co-packing agreement entered into in connection with the sale. Cliffstar asserted various counterclaims against the Company alleging among other things that the Company fraudulently induced Cliffstar to enter into the Asset Purchase Agreement and that the Company breached various provisions of the Asset Purchase Agreement, the co-packing agreement and a transition agreement between the parties. Disagreements between the Company and Cliffstar over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar were submitted to arbitration for resolution.

     On June 7, 2002, the court granted the Company's motion for summary judgment and dismissed Cliffstar's fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered judgment in the Company's favor and against Cliffstar in the amount of $6,674,450. Following post trial motions, final judgment was entered in favor of the Company in the amount of $8,210,459 and in favor of Cliffstar in the amount of $459,050. On January 21, 2003, Cliffstar filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit.

     The Company and Cliffstar entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the "Settlement Agreement") pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things agreed to satisfy the judgment entered in its favor in the case, release all claims it may have against the Company and pay the Company the sum of $28.75 million, $1.0 million of which was paid on February 28, 2003, $8.35 million of which was paid on April 9, 2003, and the balance of which is payable on or before May 30, 2003. Pursuant to the Settlement Agreement, the Company has among other things agreed upon receipt of the settlement payments to cancel the promissory note issued by Cliffstar in the private label sale transaction, satisfy the judgment entered in its favor in the case and release all claims it may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement. As of the end of the second quarter of fiscal 2003, the principal balance due under the promissory note was $21.0 million (see Note 9).

     On May 13, 2002, the Company received Cliffstar's earn-out calculation for 2000. The Company believes Cliffstar's earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. The Company has since received an estimate of the earn-out calculation from Cliffstar in the amount of $1,177,621 for 2001 and $0 for 2002. To date, however, Cliffstar has not provided the Company with audited earn-out calculations for 2001 or 2002 in accordance with the Asset Purchase Agreement. The Company believes that the estimates provided by Cliffstar for 2001 and 2002 significantly understate the earn-out payments due under the Asset Purchase Agreement.

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

     On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. ("Ocean Spray"). The lawsuit, which was filed in the United Stated District Court for the District of Columbia and has since been transferred to United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. As the proceeding is in the preliminary stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company's financial condition or results of operations.

4.   OTHER INCOME

     During fiscal 2002, inventory held at one of the Company's third party storage facilities was handled improperly by the third party following delivery to the facility. This resulted in a damage claim being made by the Company. The Company and the owner of the facility have entered into a settlement and release agreement with respect to the Company's claims. Under the terms of the settlement and release agreement, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, the Company has recognized income of $1,500,000 for the six months ended February 28, 2003.

5.   INVENTORIES

     Inventories as of February 28, 2003 and August 31, 2002 consisted of the following (in thousands):

                                   February 28, 2003           August 31, 2002

     Raw materials                      $ 17,559                 $   8,396
     Finished goods                        3,209                     3,189
     Deferred crop costs                   2,061                     6,688
                                        --------                 ---------
     Total inventories                  $ 22,829                 $  18,273
                                        ========                 =========


6.   LONG-TERM DEBT

     Long-term debt as of February 28, 2003 and August 31, 2002 consisted of the following (in thousands):

                                                  February 28,      August 31,
                                                      2003             2002

     Term loans payable                           $  10,978        $  15,461
     Fee note payable                                 3,871            3,738
     Bank notes                                      25,314           28,297
     Insurance company note                          19,039           19,689
     Other obligations                                2,201            2,915
                                                  ---------        ---------
     Total                                           61,403           70,100
     Less current maturities of long-term debt       14,717           15,568
                                                  ---------        ---------
     Long-term debt                               $  46,686        $  54,532
                                                  =========        =========

     As of February 28, 2003 and August 31, 2002 the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations.

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

     There was no income tax expense recognized, for financial reporting purposes, for either the three or six month periods ended February 28, 2003 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

     As described in Note 2, the Company completed a debt and equity restructuring on November 6, 2001. The income tax effect of the restructuring resulted in the recognition of an income tax benefit of approximately $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to income taxes of a like amount for the six month period ended February 28, 2002. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

8.   CONTINGENCIES

     On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of February 28, 2003 the grower/officer was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, the Company believes the resolution of this matter will not have an adverse effect on the Company's financial statements.

9.   SUBSEQUENT EVENTS

     As described in Note 3, The Company and Cliffstar entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the "Settlement Agreement") pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things agreed to satisfy the judgment entered in its favor in the case, release all claims it may have against the Company and pay the Company the sum of $28.75 million, $1.0 million of which was paid on February 28, 2003, $8.35 million of which was paid on April 9, 2003, and the balance of which is payable on or before May 30, 2003. Pursuant to the Settlement Agreement, the Company has among other things agreed upon receipt of the settlement payments to cancel the promissory note issued by Cliffstar in the private label sale transaction, satisfy the judgment entered in its favor in the case and release all claims it may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement.

     The condensed consolidated financial statements of the Company for the period ending February 28, 2003, include outstanding principal due under the promissory note in the amount of $21.0 million and certain accounts receivable in the amount of $5.2 million. As a result of the settlement, the Company expects to recognize a gain of approximately $0.1 million during the third quarter of fiscal 2003.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

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

     During the second quarter of fiscal 2003 we focused our efforts on regaining market share through a balanced marketing approach of advertising, trade spending, slotting and consumer coupons.

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles (GAAP) in the United Sates of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, contingencies and litigation. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and results and require management's most difficult judgments:

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during fiscal 2003.

     Inventory

     We have stated our inventory carrying value at the lower of cost (using the first-in, first-out costing method) or estimated market values, based upon management's best estimates of future product selling costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time it takes to sell the inventory.

     Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

     Recoverability of Long-Lived Assets

     We state the value of our long-lived assets, (property and equipment) at cost less depreciation and amortization. We periodically evaluate this carrying value. Our estimates of the expected future undiscounted cash flows related to the recoverability of these assets may change from actual cash flows due to, among other things, changes in technology and economic conditions.

     RESULTS OF OPERATIONS

     Total net revenues for the three months ended February 28, 2003 were $24.8 million, an increase of 3.6% from net revenues of $24.0 million in the prior year's second quarter. The increase resulted from (i) increased sales of Northland 100% juice products, due to increased market share and our balanced marketing approach combining media advertising with trade promotions, and (ii) increased sales of cranberry concentrate, due in part to increased market prices. The increase in revenue was partially offset by a reduction in co-packing revenue primarily due to the loss of a major customer who transferred substantially all production of its bottled juice beverages to our principal competitor, Ocean Spray Cranberries, Inc. Net revenues for the six months ended February 28, 2003 were $46.6 million, a decrease of 14.2% from net revenues of $54.3 million in the corresponding period for the prior year. The decrease resulted primarily from (i) reduced sales of cranberry concentrate; and (ii) reduced co-packing revenue. The decrease in revenue was partially offset by increased sales of Northland 100% juice products. Trade industry data for the 12-week period ended February 23, 2003 showed that our Northland brand 100% juice products achieved a 5.6% market share of the supermarket shelf-stable cranberry beverage category on a national basis, up from a 5.1% market share for the 12-week period ended February 24, 2002.

     Cost of sales for the three months ended February 28, 2003 was $16.6 million compared to $16.7 million for the second quarter of fiscal 2002, resulting in gross margins of 33.4% and 30.4% in each respective period. The increase in gross margin percentage resulted primarily from increased market prices for cranberry concentrate and increased net selling prices for branded products attributable to decreases in trade spending. The reduction in co-packing revenue positively impacted the gross margin percentage. Cost of sales for the six months ended

     February 28, 2003 was $31.7 million compared to $37.4 million for the same period of fiscal 2002, resulting in gross margins of 31.9% and 31.1% in each respective period. The increase in gross margin percentage in the six months ended February 28, 2003 was primarily the result of increased market prices for cranberry concentrate and increased net selling prices for branded products attributable to decreases in trade spending. The gross margin percentage was also positively impacted by the reduction in co-pack revenues.

     Selling, general and administrative expenses were $7.5 million, or 30.0% of net revenues, for the three months ended February 28, 2003 compared to $6.6 million, or 27.3% of net revenues, for the second quarter of fiscal 2002. The increase in selling, general and administrative expenses in fiscal 2003 was primarily the result of a $0.6 million increase in media advertising spending, from $3.4 million in the second quarter of fiscal 2002 to $4.0 million in the second quarter of fiscal 2003. This increase was partially offset by a reduction in consulting expenses and depreciation. For the six months ended February 28, 2003, selling, general and administrative expenses were $14.1 million compared to $12.5 million for the second quarter of fiscal 2002. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to our restructuring.

     During fiscal 2002, inventory held at one of our third party storage facilities was handled improperly by the third party following delivery to the facility. We entered into a settlement and release agreement with the third party pursuant to which we received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, we recognized other income of $1,500,000 for the six months ended February 28, 2003.

     Interest expense was $1.0 million for the three month period ended February 28, 2003 compared to $1.2 million in the prior year's second quarter. This decrease was the result of reduced debt levels. Interest expense for the six month period ended February 28, 2003 was $2.1 million compared to $4.3 million during the same period of fiscal 2002. The decrease resulted primarily from reduced debt levels and lower interest rates following our restructuring.

     Interest income of $0.5 million and $1.1 million for the three and six month periods ended February 28, 2003 and $0.6 million and $1.3 million in the comparable period of fiscal 2002 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation. We expect that interest income will decrease in future periods as a result of the cancellation of the note pursuant to the settlement agreement described in Notes 3 and 9 of Notes to Condensed Financial Statements.

     In the six month period ended February 28, 2002, we realized a gain on forgiveness of indebtedness in connection with the restructuring of approximately $83.3 million, net of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. This gain was further reduced by $32.8 million of income taxes resulting in a net gain on forgiveness of indebtedness of $50.5 million, or $1.30 and $0.77 per basic and diluted share, respectively.

     In the three and six month periods ended February 28, 2003 there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.4 million in the first six months of fiscal 2003 compared to net cash provided of $10.9 million in the same period of fiscal 2002. The decrease in net cash primarily resulted from increased inventory of cranberries following the annual harvest. Receivables, prepaid expenses and other current assets decreased $1.4 million in the first six months of fiscal 2003 compared to a decrease of $3.1 million in the first six months of fiscal 2002. Inventories increased $4.6 million in the first six months of fiscal 2003. This increase was primarily due to the harvest of more cranberries by us and our contract growers during fiscal 2003 than in the prior year, when there were certain limitations imposed by the United Sates Department of Agriculture on the volume of cranberries that growers could harvest. In the first six months of fiscal 2002, we had a decline in inventory of $3.1 million as a result of our efforts to reduce cranberry concentrate inventory.

     Working capital was $5.7 million at February 28, 2003 compared to $6.9 million at August 31, 2002. Our current ratio was 1.2 to 1.0 at August 31, 2002, compared to 1.15 to 1.0 at February 28, 2003. Accounts payable increased as a result of the annual cranberry harvest and the purchase of cranberries from our contract growers. Our revolving line of credit has increased due in part to the payment of advertising expenses.

     Net cash provided by investing activities was $2.4 million in the first six months of both fiscal 2003 and fiscal 2002. Collections on our note receivable from Cliffstar Corporation contributed toward the positive cash flow in both quarters. In fiscal 2003, proceeds from disposals of miscellaneous property and equipment, primarily as a result of the auction held at our closed facility in Dundee, New York, provided $0.8 million. In fiscal 2002, proceeds from disposals of property and equipment provided $1.5 million ($1.3 million of which was attributable to the sale of an office facility in Wisconsin Rapids). Purchases of property and equipment were $0.4 million in fiscal 2003 and $0.1 million in fiscal 2002.

     Our net cash used in financing activities was $3.7 million in the first six months of fiscal 2003 compared to $14.4 million in the first six months of the prior year. In fiscal 2002, in order to accomplish the restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Series A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see "General" and Note 2 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. Also, we made payments on long-term debt and other obligations of $8.7 million in the first six months of fiscal 2003 and $4.3 million in the same period of fiscal 2002. In both quarters, monthly principal payments were made on other obligations, and in the first six months of fiscal 2003 additional payments were made as required under our restructured debt agreements.

     The following schedule sets forth our contractual long-term debt obligations as of February 28, 2003 (in thousands):

                                                    Payments Due by Period
                                                    ----------------------

                                   Total      0-1 year     2-3 years      4-5 years     After 5 years
                                   -----      --------     ---------      ---------     -------------
      Long-Term Debt               $61,403    $14,717       $13,626        $17,826         $15,234

     As of February 28, 2003, we had outstanding borrowings of $5.5 million under our $30.0 million revolving credit facility with Foothill and Ableco. As of February 28, 2003, we had approximately $2.0 million of unused borrowing availability under the facility.

     As described in Notes 3 and 9 to Condensed Financial Statements, we received a payment of $8.35 million on April 9, 2003 from Cliffstar pursuant to the settlement agreement entered into between the parties. We applied the full amount of the payment against our outstanding borrowings under the revolving credit facility with Foothill and Ableco. We expect to apply approximately $14.5 million of the remaining payments due under the settlement agreement against our contractual debt obligations.

     We believe that we will be able to fund our ongoing operational needs for fiscal 2003 through (i) cash generated from operations; (ii) anticipated payments under the Cliffstar settlement agreement; and (iii) financing available under our revolving credit facility with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

     As of February 28, 2003, we were in compliance with all of our debt arrangements.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

     We make certain "forward-looking statements" in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we "believe," "anticipate," "expect" or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with
     (i) our ability to reinvigorate our Northland and Seneca brand names, regain lost distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products;
     (iv) the resolution of certain litigation related to claims asserted by us against our principal competitor regarding what we believe to be anticompetitve tactics and unlawful monopolization within the cranberry products industry; (v) agricultural factors affecting our crop and the crop of other North American growers; and (vi) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our current financial condition.


     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     -------------------------------------------------------------------

     We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of February 28, 2003, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.2 million.


     ITEM 4.   CONTROLS AND PROCEDURE
     --------------------------------

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
--------------------------

     On March 8, 2000, we sold the net assets of our private label juice business to Cliffstar pursuant to an asset purchase agreement dated January 4, 2000. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28,000,000. Additionally, Cliffstar is contractually obligated to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products. On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois alleging that Cliffstar breached various provisions of the asset purchase agreement, an interim cranberry sauce purchase agreement, the promissory note issued by Cliffstar in the transaction, and a co-packing agreement entered into in connection with the sale. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered judgment in our favor and against Cliffstar in the amount of $6,674,450. Following post trial motions, final judgment was entered in our favor in the amount of $8,210,459 and in favor of Cliffstar in the amount of $459,050. On January 21, 2003, Cliffstar filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit.

     We entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the "Settlement Agreement") pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things agreed to satisfy the judgment entered in its favor in the case, release all claims it may have against the Company and pay the Company the sum of $28.75 million, $1.0 million of which was paid on February 28, 2003, $8.35 million of which was paid on April 9, 2003, and the balance of which is payable on or before May 30, 2003.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
-----------------------------------------------------------

     At our annual meeting of shareholders held on January 9, 2003, the following nine individuals, who constitute our entire board of directors, were elected to serve as directors of the Company to hold office until the next annual meeting of our shareholders and until their successors are duly qualified and elected:

                                       Total                     Total
                                       Votes                     Votes
                                    Voted "For"           Withholding Authority
                                    -----------           ---------------------
     John Swendrowski               84,026,574                  430,994
     Marc J. Leder                  84,028,825                  428,743
     Rodger R. Krouse               84,028,402                  429,166
     Clarence E. Terry              84,029,537                  428,031
     Kevin J. Calhoun               84,025,679                  431,889
     David J. Pleban                84,026,004                  431,564
     George R. Rea                  84,026,082                  431,486
     Patrick J. Sullivan            84,027,415                  430,153
     C. Daryl Hollis                84,029,294                  428,274

     There were no broker non-votes to our knowledge.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

A.   Exhibits

     Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.   Form 8-K

     We filed the following Current Reports on Form 8-K during the second quarter of fiscal 2003:

                 Date Filed              Date of Report                      Item
                 ----------              --------------                      ----

              February 28, 2003        February 27, 2003     Items 7 and 9 - Press Release and offer to
                                                             purchase the juice business of Ocean Spray
                                                             Cranberries, Inc.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTHLAND CRANBERRIES, INC.





DATE: April 14, 2003                By: /s/ Nigel J. Cooper
                                       -----------------------------------------
                                            Nigel J. Cooper
                                            Vice President - Finance

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  April 14, 2003
     ----------------------------------


     /s/ John Swendrowski
     ----------------------------------
     John Swendrowski
     Chairman of the Board,
     Chief Executive Officer and Director

I, Nigel J. Cooper, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  April 14, 2003
     ----------------------------------


     /s/ Nigel J. Cooper
     ----------------------------------
     Nigel J. Cooper
     Vice President - Finance

                                  EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

99.1 Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Nigel J. Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.