Form 10-Q
period 2003-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2003-07-15
CIK 818010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2003
                               ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes [ ] No [X]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class A Common Stock     July 15, 2003                 91,548,580

                           NORTHLAND CRANBERRIES, INC.
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE


  Item 1.  Financial Statements......................................       3

           Condensed Consolidated Balance Sheets.....................       3

           Condensed Consolidated Statements of Operations...........       4

           Condensed Consolidated Statements of Cash Flows...........       5

           Condensed Consolidated Statement of Shareholders' Equity..       6

           Notes to Condensed Consolidated Financial Statements......     7 - 16

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................    17 - 23

  Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk...........................................       24

  Item 4.  Controls and Procedures...................................       24

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................       25

  Item 2.  Changes in Securities and Use of Proceeds.................       25

  Item 3.  Defaults Upon Senior Securities...........................       26

  Item 4.  Submission of Matters to a Vote of Security Holders.......       26

  Item 6.  Exhibits and Reports on Form 8-K..........................       26

           SIGNATURE.................................................       27

           Certifications............................................    28 - 29

           Exhibit Index.............................................       30

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           NORTHLAND CRANBERRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)


                                                                                     May 31,           August 31,
                                                                                      2003                2002
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $  7,249             $   264
   Accounts receivable - net                                                            5,985               7,498
   Current portion of note receivable and accounts receivable - other                     196              10,190
   Inventories                                                                         20,099              18,273
   Prepaid expenses and other current assets                                              948                 606
   Assets held for sale                                                                 2,612               3,100
                                                                                     --------             -------
      Total current assets                                                             37,089              39,931
Note receivable, less current portion                                                       0              18,500
Property and equipment - net                                                           61,397              63,836
Other assets                                                                              491                 825
Debt issuance cost - net                                                                2,750               3,793
                                                                                     --------             -------
      Total assets                                                                  $ 101,727           $ 126,885
                                                                                     ========             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit facility                                                    $   0             $   560
   Accounts payable                                                                     8,747               7,905
   Accrued liabilities                                                                  6,118               9,028
   Current maturities of long-term debt:
     Outstanding principal payments                                                     8,574              14,876
     Future interest payments from debt restructuring                                     355                 692
                                                                                     --------             -------
       Current maturities of long-term debt                                             8,929              15,568
                                                                                     --------             -------
     Total current liabilities                                                         23,794              33,061

Long-term debt:
   Outstanding principal payments                                                      29,648              47,661
   Interest capitalized in debt restructuring                                           6,407               6,871
                                                                                     --------             -------
     Long-term debt                                                                    36,055              54,532
                                                                                     --------             -------
   Total liabilities                                                                   59,849              87,593
                                                                                     --------             -------
Shareholders' equity:
   Common stock - Class A, $.01 par value, 91,548,580 shares
     issued and outstanding                                                               915                 915
   Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
     and outstanding                                                                        0                   0
   Additional paid-in capital                                                         154,902             154,902
   Accumulated deficit                                                               (113,939)           (116,525)
                                                                                     --------             -------
      Total shareholders' equity                                                       41,878              39,292
                                                                                     --------             -------
   Total liabilities and shareholders' equity                                       $ 101,727           $ 126,885
                                                                                     ========             =======

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                    For the Three Months Ended          For the Nine Months Ended
                                                      May 31,          May 31,            May 31,          May 31,
                                                       2003             2002               2003             2002
                                                    ---------         ---------         ---------         --------

Net revenues                                        $  22,649         $  24,231         $  69,234        $  78,522

Cost of sales                                         (15,977)          (16,094)          (47,692)         (53,503)
                                                      -------           -------           -------          -------
Gross profit                                            6,672             8,137            21,542           25,019

Selling, general and administrative expenses           (5,089)           (6,043)          (19,148)         (18,515)
Gain on disposal of property & equipment                   17                0                 17               0
Other income (Note 4)                                      89                0              1,589               0
                                                      -------           -------           -------          -------
Income from operations                                  1,689             2,094             4,000            6,504

Interest expense                                         (944)           (1,119)           (3,020)          (5,399)
Interest income                                           490               630             1,606            1,909
Gain on forgiveness of indebtedness                        0                 0                 0            83,299
                                                      -------           -------           -------          -------
Income before income taxes                              1,235             1,605             2,586           86,313

Income tax benefit (expense)                               0                339                0           (32,461)
                                                      -------           -------           -------          -------
Net income                                          $   1,235         $   1,944         $   2,586        $  53,852
                                                    =========         =========         =========        =========
Net income per common share:
  Basic:                                            $    0.01         $    0.02         $    0.03        $    0.95
  Diluted:                                          $    0.01         $    0.02         $    0.03        $    0.69

Shares used in computing net income per share:
  Basic                                            91,548,580        91,548,580        91,548,580       56,573,978
  Diluted                                         101,020,905       101,132,502       101,065,728       77,649,987

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                      May 31,            May 31,
                                                                                       2003               2002
                                                                                     --------           --------
Operating activities:
   Net income                                                                        $  2,586           $ 53,852
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization of property and equipment                        2,693              2,941
         Amortization of debt issuance costs and debt discount                          1,244              1,143
         Gain on disposal of property and equipment                                       (17)                0

         Gain on forgiveness of indebtedness (net of income taxes
           of $32,800)                                                                     0             (50,499)
         Changes in assets and liabilities:
            Receivables, prepaid expenses and other current assets                      7,033              4,373
            Inventories                                                                (1,826)             3,980
            Accounts payable and accrued liabilities                                   (2,300)            (1,341)
                                                                                     --------            --------
         Net cash provided by operating activities                                      9,413             14,449
                                                                                     --------            --------
Investing activities:
   Collections on note receivable                                                      23,000              2,000
   Property and equipment purchases                                                      (550)              (286)
   Proceeds from disposals of assets held for sale and of
      property and equipment                                                              767              2,115
                                                                                     --------            --------
              Net cash provided by investing activities                                23,217              3,829
                                                                                     --------            --------
Financing activities:
   Net (payments) borrowings under revolving line of credit facility                     (560)             2,889
   Proceeds from issuance of long-term debt                                                0              20,000
   Payments on long-term debt and other obligations                                   (25,085)            (6,944)
   Net payment in settlement of revolving credit facility                                  0             (39,773)
   Payments for debt issuance costs                                                        0              (1,259)
   Proceeds from issuance of preferred stock                                               0               2,942
   Proceeds from issuance of common stock                                                  0               2,618
                                                                                     --------            --------

         Net cash used in financing activities                                        (25,645)           (19,527)
                                                                                     --------            --------

Net increase (decrease) in cash and cash equivalents                                    6,985             (1,249)
Cash and cash equivalents, beginning of period                                            264              1,487
                                                                                     --------            --------
Cash and cash equivalents, end of period                                             $  7,249           $    238
                                                                                     ========            ========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED MAY 31, 2003
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                                                    Total
                            Common Stock -     Additional        Accumulated     Shareholders'
                               Class A      Paid-in Capital        Deficit          Equity

BALANCE, AUGUST 31, 2002         $ 915          $ 154,902       $ (116,525)        $ 39,292

    Net income                      0                  0             2,586            2,586
                              --------          ---------       ----------         --------
BALANCE, MAY 31, 2003            $ 915          $ 154,902       $ (113,939)        $ 41,878
                              ========          =========       ==========         ========

            See notes to condensed consolidated financial statements.

                           NORTHLAND CRANBERRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of May 31, 2003 and August 31, 2002 and its related results of operations for the three month and nine month periods ended May 31, 2003 and 2002, respectively, and cash flows for the nine months ended May 31, 2003 and 2002, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet as of August 31, 2002 was derived from the Company's latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

     Net Income Per Common Share - Net income per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

     The weighted average shares outstanding used in calculating net income per common share for the three month and nine month periods ended May 31, 2003 and 2002 consisted of the following:


                                     Three Months Ended                 Nine Months Ended
                                            May 31,                           May 31,
                                    2003             2002             2003             2002
Basic:
  Shares outstanding
     beginning of period            91,548,580       91,548,580       91,548,580        5,084,606
  Issuance of fractional shares
    due to reverse stock split                                                                167
  Issuance of new shares                                                               51,489,205
                                   ----------------------------      ----------------------------
Total                               91,548,580       91,548,580       91,548,580       56,573,978

Effect of dilution:
  Convertible preferred stock                -                -                -       13,866,621
  Warrants                           5,021,725        5,033,168        5,026,321        3,795,621
  Options                            4,450,600        4,550,754        4,490,827        3,413,767
                                   ----------------------------      ----------------------------
    Diluted                        101,020,905      101,132,502      101,065,728       77,649,987
                                   ----------------------------      ----------------------------

     The shares outstanding used to compute the diluted earnings per share for the three months and nine months ended May 31, 2003 exclude outstanding options to purchase 613,575 and 645,525 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

     New Accounting Standards - Effective within the nine month period ended May 31, 2003 the Company adopted the following Statements of Financial Accounting Standards ("SFAS"): (i) SFAS No. 143, "Accounting For Asset Retirement Obligations," (ii) SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (iii) SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," and (iv) SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company also adopted the disclosure requirements of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period the asset is acquired. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements.

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

     SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. The Company accounts for stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." Stock options are granted at prices equal to the fair market value of the Company's common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and net income per share as if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards in each period:


                                                            For the                      For the
                                                      Three Months Ended            Nine Months Ended
                                                      (Dollars in thousands except per share amounts)

                                                    May 31,        May 31,        May 31,        May 31,
                                                     2003           2002           2003           2002

     Net income                                     $ 1,235        $ 1,944      $ 2,586       $ 53,852

     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all
     awards, net of related tax effect               ($ 112)        ($ 118)    ($   336)     ($    352)
                                                    -------        -------      -------       --------

     Pro forma net income                           $ 1,123        $ 1,826      $ 2,250       $ 53,500
                                                    =======        =======      =======       ========
     Historical and pro forma net
     income per common share:
       Basic:                                       $  0.01        $  0.02      $  0.03       $   0.95
       Diluted:                                     $  0.01        $  0.02      $  0.03       $   0.69


     In May 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new standard requires that those instruments be classified as liabilities in statements of financial position. The disclosure requirements are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on the consolidated financial statements.

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

     As part of the debt restructuring certain future undiscounted cash payments required under the restructured bank note and insurance company term loans were applied against the Company's adjusted carrying value of the restructured bank note and insurance company term loans, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the

     Company made the scheduled payments in accordance with the restructured bank note and insurance company term loans and there were no changes to the interest rate. The amounts remaining as future interest payments as of May 31, 2003 and August 31, 2002 were $6,800,000 and $7,600,000 respectively.

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

3.   LEGAL PROCEEDINGS

     On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation ("Cliffstar"), pursuant to an asset purchase agreement ("Asset Purchase Agreement"), dated January 4, 2000. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 (non-cash investing activity) payable over six years and bearing interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash. Cliffstar is obligated under the Asset Purchase Agreement to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar's sale of cranberry juice products.

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

     The Company and Cliffstar entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the "Settlement Agreement") pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things satisfied the judgment entered in its favor in the case, released all claims it may have against the Company and paid the Company the sum of $28.75 million, $1.0 million of which was paid on February 28, 2003, $8.35 million of which was paid on April 9, 2003, and $19.40 million of which was paid on May 28, 2003. Pursuant to the Settlement Agreement, the Company has among other things cancelled the promissory note issued by Cliffstar in the private label sale transaction, satisfied the judgment entered in its favor in the case and released all claims it may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement. As of February 28, 2003, the principal balance due under the promissory note was $21.0 million.

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

     On June 7, 2002, the Company filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company seeks compensatory damages in an amount in excess of $1,000,000, plus attorneys' fees. The legal proceeding remains in its early stages and the resolution cannot be predicted with certainty.

     On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. ("Ocean Spray"). The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. As the proceeding is in the preliminary stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company's financial condition or results of operations.

4.   OTHER INCOME

     As a result of the Cliffstar settlement (see Note 3) the Company has recognized a gain of $ 89,000 in the three months ended May 31, 2003.

     During fiscal 2002, inventory held at one of the Company's third party storage facilities was handled improperly by the third party following delivery to the facility. This resulted in a damage claim being made by the Company. The Company and the owner of the facility have entered into a settlement and release agreement with respect to the Company's claims. Under the terms of the settlement and release agreement, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, the Company has recognized income of $1,500,000 for the nine months ended May 31, 2003.

5.   INVENTORIES

     Inventories as of May 31, 2003 and August 31, 2002 consisted of the following (in thousands):

                                 May 31, 2003      August 31, 2002

Raw materials                        $ 11,793         $  8,396
Finished goods                          3,986            3,189
Deferred crop costs                     4,320            6,688
                                      -------          -------
Total inventories                    $ 20,099         $ 18,273
                                     ========         ========

6.   LONG-TERM DEBT

Long-term debt as of May 31, 2003 and August 31, 2002 consisted of the following (in thousands):

                                                     May 31,         August 31,
                                                      2003              2002

Term loans payable                                 $   5,353        $  15,461
Fee note payable                                       3,939            3,738
Bank notes                                            14,885           28,297
Insurance company note                                18,715           19,689
Other obligations                                      2,092            2,915
                                                      ------           ------
Total                                                 44,984           70,100
Less current maturities of long-term debt              8,929           15,568
                                                     -------          -------
Long-term debt                                     $  36,055        $  54,532
                                                   =========        =========

     As of May 31, 2003 and August 31, 2002 the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations.

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

     There was no income tax expense recognized, for financial reporting purposes, for either the three or nine month periods ended May 31, 2003 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. As a result of a tax law change regarding the use of net operating loss carrybacks, we were able to carry back additional losses and recognized a tax benefit of approximately $339,000 in the three months ended May 31, 2002.

     As described in Note 2, the Company completed a debt and equity restructuring on November 6, 2001. The income tax effect of the restructuring resulted in the recognition of an income tax benefit of approximately $32,800,000 for financial reporting purposes as of August 31, 2001 and a charge to income taxes of a like amount for the nine month period ended May 31, 2002. The "change of ownership" provisions of the Tax Reform Act of 1986 significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards remaining after the debt and equity restructuring.

8.   CONTINGENCIES

     On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of May 31, 2003 the grower/officer was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, the Company believes the resolution of this matter will not have an adverse effect on the Company's financial statements.

     When the Company completed its Restructuring on November 6, 2001, the future undiscounted cash payments required under the Restructured Bank Note were applied against the Company's adjusted carrying value of the Restructured Bank Note, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company made the scheduled payments in accordance with the Restructured Bank Note and there were no changes to the interest rate. The Company has made all scheduled payments and certain other mandatory prepayments using the net proceeds received from the sale of such collateralized assets and the receipt of the proceeds of the settlement of the note receivable from Cliffstar (see Note 3). Interest rates have declined from 6% as of the date of the restructuring to 5.25% as of May 31, 2003. The combination of the prepayments and the decline in interest rates has resulted in a contingent gain of approximately $ 4.2 million, which is included within long term debt: future interest payments from restructuring, in accordance with SFAS No. 5. This contingent gain may change dependent on future potential prepayments or future changes in interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

     GENERAL

     Early in fiscal 2002, primarily as a result of losses suffered in the previous two fiscal years, we reached the point where we felt it was imperative to reach an agreement with our then-current bank group and to refinance our bank debt. On November 6, 2001, we consummated the transactions that we refer to as the Restructuring. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Restructuring.

     With the equity capital we received in the Restructuring, combined with the associated debt forgiveness, we were once again able to market our Northland and Seneca brand products.

     During fiscal 2003 we have focused our efforts on regaining market share through a balanced marketing approach of advertising, trade spending, slotting and consumer coupons.

     CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, contingencies and litigation. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and operating results and require management's most difficult judgments:

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

     Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $6.0 million, net of doubtful accounts of $0.3 million, and $7.5 million, net of doubtful accounts of $0.4 million, as of May 31, 2003 and August 31, 2002, respectively.

     Recoverability of Long-Lived Assets

     We state the value of our long-lived assets (property and equipment) at cost less depreciation and amortization. We periodically evaluate this carrying value. Our estimates of the expected future undiscounted cash flows related to the recoverability of these assets may change from actual cash flows due to, among other things, changes in technology and economic conditions.

     RESULTS OF OPERATIONS

     Total net revenues for the three months ended May 31, 2003 were $22.6 million, a decrease of 6.5% from net revenues of $24.2 million in the prior year's third quarter. The decrease resulted from (i) a reduction in co-packing revenue primarily due to the loss of a major customer who transferred substantially all production of its bottled juice beverages to our principal competitor, Ocean Spray Cranberries, Inc.; and (ii) a decrease in sales of our Seneca brand juice product. This decrease in revenue was partially offset by increased revenue from sales of cranberry concentrate. Trade industry data for the 12-week period ended May 18, 2003 showed that our Northland brand 100% juice products achieved a 5.1% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 5.2% market share for the 12-week period ended May 19, 2002. Net revenues for the nine months ended May 31, 2003 were $69.2 million, a decrease of 11.8% from net revenues of $78.5 million in the corresponding period for the prior year. The decrease resulted primarily from (i) reduced co-packing revenue; (ii) reduced sales of our Seneca Brand juice product; and (iii) increased trade promotions for our Northland 100% juice products. The decrease in revenue was partially offset by increased sales of our Northland 100% juice products, which we believe resulted from our balanced marketing approach combining media advertising with trade promotions. The decrease in revenue was also partially offset by an increase in revenue from sales of cranberry concentrate.

     Cost of sales for the three months ended May 31, 2003 was $16.0 million compared to $16.1 million for the third quarter of fiscal 2002, resulting in gross margins of 29.5% and 33.6% in each respective period. The decrease in gross margin percentage resulted primarily from (i) an increase in the cost of cranberries purchased from independent growers and (ii) higher production costs for our branded products attributable to excess capacity at our bottling facility due to reduced co-packing business. The decrease in gross margin percentage was partially offset by higher margins on sales of cranberry concentrate. Cost of sales for the nine months ended May 31, 2003 was $47.7 million compared to $53.5 million for the same period in fiscal 2002, resulting in gross margins of 31.1% and 31.9% in each respective period. The decrease in gross margin percentage in the nine months ended May 31, 2003 was primarily the result of (i) an increase in the cost of cranberries purchased from independent growers, (ii) higher production costs for our branded products attributable to excess capacity at our bottling facility due to reduced co-packing business and (iii) increased trade promotions for our Northland 100% juice products. This decrease in gross margin percentage was partially offset by higher margins on sales of cranberry concentrate.

     Selling, general and administrative expenses were $5.1 million, or 22.5% of net revenues, for the three months ended May 31, 2003 compared to $6.0 million, or 24.9% of net revenues, for the third quarter of fiscal 2002. The decrease in selling, general and administrative expenses in the three months ended May 31, 2003 was primarily the result of a $0.8 million decrease in media advertising spending, from $2.5 million in the third quarter of fiscal 2002 to $1.7 million in the third quarter of fiscal 2003. This decrease also resulted in part from a reduction in consulting expenses and depreciation. For the nine months ended May 31, 2003, selling, general and administrative expenses were $19.1 million compared to $18.5 million for the same period in fiscal 2002. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to our restructuring. Media advertising spending in fiscal 2003 increased by $2.6 million offset by a decrease in consulting expenses and depreciation.

     For the three months ended May 31, 2003 we recognized a gain of $0.1 million attributable to payments made by Cliffstar under the Settlement Agreement (see Note 3 and 4 of Notes to Condensed Consolidated Financial Statements). Other income for the nine month period ended May 31, 2003 also includes $1.5 million from the settlement of a claim against a third party storage facility (see Note 4 of Notes to Condensed Consolidated Financial Statements).

     Interest expense was $1.0 million for the three month period ended May 31, 2003 compared to $1.1 million in the prior year's third quarter. This decrease was the result of reduced debt levels. Interest expense for the nine month period ended May 31, 2003 was $3.0 million compared to $5.4 million during the same period of fiscal 2002. The decrease resulted primarily from reduced debt levels and lower interest rates following our restructuring.

     Interest income of $0.5 million and $1.6 million for the three and nine month periods ended May 31, 2003 and $0.6 million and $1.9 million in the comparable period of fiscal 2002 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation. We expect interest income will decrease in future periods as a result of the cancellation of the note pursuant to the Settlement Agreement (see Note 3 of Notes to Condensed Consolidated Financial Statements).

     In the nine month period ended May 31, 2002, we realized a gain on forgiveness of indebtedness in connection with the restructuring of approximately $83.3 million, net of legal fees and other direct costs incurred and the estimated fair value of the shares of Class A Common Stock issued to the participating banks. This gain was further reduced by $32.8 million of income taxes resulting in a net gain on forgiveness of indebtedness of $50.5 million, or $0.89 and $0.65 per basic and diluted share, respectively.

     In the three and nine month periods ended May 31, 2003 there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. The income tax benefit of $339,000 recognized in the three months ended May 31, 2002 related to additional loss carrybacks as a result of a change in tax law regarding the use of net operating loss carrybacks.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.4 million in the first nine months of fiscal 2003 compared to net cash provided of $14.4 million in the same period of fiscal 2002. Receivables, prepaid expenses and other current assets decreased $7.0 million in the first nine months of fiscal 2003 ($5.0 million of which resulted from payments made by Cliffstar under the Settlement Agreement, see Note 3 of Notes to Condensed Consolidated Financial Statements) compared to a decrease of $4.4 million in the first nine months of fiscal 2002. Inventories increased $1.8 million in the first nine months of fiscal 2003. This increase resulted from the quantity of raw materials in the form of frozen cranberries in inventory at May 31, 2003 being higher than at August 31, 2002 offset by a reduction in cranberry concentrate inventory (as we continue to manage our inventories and sell cranberry concentrate). In the first nine months of fiscal 2002, we had a decline in inventory of $4.0 million as a result of sales of cranberry concentrate inventory. Accounts payable and accrued liabilities declined by $2.3 million in the first nine months of fiscal 2003 primarily as a result of elimination of the reserve related to the Cliffstar litigation and a reduction in accruals for trade promotions.

     Working capital was $13.3 million at May 31, 2003 compared to $6.9 million at August 31, 2002. Our current ratio was 1.6 to 1.0 at May 31, 2003, compared to 1.2 to 1.0 at August 31, 2002. This current ratio improved as a result of the receipt of funds from the Cliffstar settlement which allowed us to pay the outstanding balance on our revolving line of credit and reduce debt.

     Net cash provided by investing activities was $23.2 million in the first nine months of fiscal 2003 compared to $3.8 million in the same period of fiscal 2002. The increase resulted from payments made by Cliffstar pursuant to the Settlement Agreement. Payments on our note receivable from Cliffstar Corporation, prior to the cancellation of the note, contributed toward the positive cash flow in both periods. In fiscal 2003, proceeds from disposals of miscellaneous property and equipment, primarily as a result of the auction held at our closed facility in Dundee, New York, provided $0.8 million. In fiscal 2002, proceeds from disposals of property and equipment provided $2.1 million ($1.3 million of which was attributable to the sale of an office facility in Wisconsin Rapids). Purchases of property and equipment were $0.6 million in fiscal 2003 and $0.3 million in fiscal 2002.

     Our net cash used in financing activities was $25.6 million in the first nine months of fiscal 2003 compared to $19.5 million in the first nine months of the prior year. In the first nine months of fiscal 2003 we made payments on long-term debt and other obligations of $25.1 million compared to $6.9 million in the same period of fiscal 2002. In fiscal 2002, in order to accomplish the restructuring, we obtained proceeds from our new revolving credit facility and two term loans, along with proceeds, net of legal and other costs, from the issuance of Class A Common Stock and Series A Preferred Stock. These proceeds were used to pay various banks in settlement of our previous revolving credit facility (see Note 2 of Notes to Condensed Consolidated Financial Statements) and to pay various debt issuance costs. In both periods, monthly principal payments were made on other obligations, and in the first nine months of fiscal 2003 additional payments were made as required under our restructured debt agreements.

     The following schedule sets forth our contractual long-term debt obligations as of May 31, 2003 (in thousands):

                                            Payments Due by Period
                                            ----------------------

                                       0-1       2-3        4-5       After 5
                          Total       year      years      years       years
                          -----       ----      -----      -----       -----
     Long-Term Debt     $44,984     $8,929     $5,151     $8,409      $22,495


     As of May 31, 2003, we had no outstanding borrowings under our $30.0 million revolving credit facility with Foothill and Ableco. As of May 31, 2003, we had approximately $6.8 million of unused borrowing availability under the facility.

     As described in Note 3 to Condensed Consolidated Financial Statements, we received payments of $8.35 million on April 9, 2003 and $19.4 million on May 28, 2003 from Cliffstar pursuant to the Settlement Agreement. We applied the payment against our outstanding borrowings under the revolving credit facility with Foothill and Ableco. We also applied approximately $14.5 million against our contractual debt obligations with (i) Foothill and Ableco and (ii) the bank group. The balance is being held as cash to fund our short term liquidity requirements.

     We believe that we will be able to fund our ongoing operational needs for fiscal 2003 through (i) cash generated from operations; (ii) cash received from the Cliffstar settlement; and (iii) financing available under our revolving credit facility with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

     As of May 31, 2003, we were in compliance with all of our debt arrangements.


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

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     -------------------------------------------------------------------

     We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of May 31, 2003, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.2 million.


     ITEM 4.   CONTROLS AND PROCEDURES
     ---------------------------------

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

     We entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the "Settlement Agreement") pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things satisfied the judgment entered in its favor in the case, released all claims it may have against the Company and paid the Company the sum of $28.75 million, $1.0 million of which was paid on February 28, 2003, $8.35 million of which was paid on April 9, 2003, and $19.40 million of which was paid on May 28, 2003. Pursuant to the Settlement Agreement, the Company has among other things cancelled the promissory note issued by Cliffstar in the private label sale transaction, satisfied the judgment entered in its favor in the case and released all claims it may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     A.   Exhibits

          Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

     B.   Form 8-K

          No current reports on Form 8-K were filed during the third quarter of fiscal 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORTHLAND CRANBERRIES, INC.





DATE: July 15, 2003                 By: /s/ Nigel J. Cooper
                                        ----------------------------------------
                                        Nigel J. Cooper
                                        Vice President - Finance

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

Date          July 15, 2003
    --------------------------------

            /s/ John Swendrowski
          --------------------------------
          John Swendrowski
          Chairman of the Board,
          Chief Executive Officer and Director

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

Date          July 15, 2003
    --------------------------------

            /s/ Nigel J. Cooper
          --------------------------------
          Nigel J. Cooper
          Vice President - Finance

                                  EXHIBIT INDEX

EXHIBIT
   NO.                               DESCRIPTION
--------                             -----------

4.1 First Amendment to Loan and Security Agreement, dated as of April 29, 2003, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as administrative agent.

4.2 First Amendment to Amended and Restated Credit Agreement, dated March 27, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent.

4.3 Second Amendment to Amended and Restated Credit Agreement, dated May 22, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent.

4.4 Third Amendment to Amended and Restated Credit Agreement, dated May 30, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent.

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