Form 10-K
period 2003-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2003-11-28
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number 0-16130

Northland Cranberries, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin (State of other jurisdiction of incorporation or organization)	39-1583759 (I.R.S. Employer Identification No.)
Industrial Street P. O. Box 8020 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8020 (Zip Code)

Registrant's telephone number, including area code:   (715) 424-4444

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2003:

$3,434,145

Number of shares issued and outstanding of each of the registrant’s classes of common stock as of November 25, 2003:

Class A Common Stock, $.01 par value: 91,548,580 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy Statement for 2004 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III, to the extent indicated therein).

PART I

Special Note Regarding Forward-Looking Statements

        We make certain “forward-looking statements” in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) the resolution of certain litigation related to claims asserted by us against our principal competitor regarding what we believe to be anticompetitive tactics and unlawful monopolization within the cranberry products industry; (v) agricultural factors affecting our crop and the crop of other North American growers; (vi) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements; and (vii) our ability to identify, evaluate and successfully execute any strategic alternatives. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We disclaim any duty to update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition and our debt and equity restructuring.

Item 1.  Business.

General; History

        We are a vertically integrated grower, handler, processor and marketer of cranberries, value-added cranberry products, and branded cranberry and other fruit beverages. As of November 25, 2003, we owned or operated 20 cranberry producing marshes with 1,963 planted acres in Wisconsin. We also maintain multi-year crop purchase contracts with 45 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,794 contracted acres.

        Our products include:

•	Northland brand 100% juice cranberry blends (containing 27% cranberry juice), which we sell through supermarkets, drug store chains, mass merchandisers and foodservice outlets;

•	Seneca and TreeSweet bottled and canned fruit beverages, including apple, grape, cranberry and orange juice products, and frozen juice concentrate products, including apple, grape and cranberry juice products;

•	Northland brand fresh cranberries, which we sell to retail and wholesale customers;

•	Awakefrozen orange-flavored concentrate;

•	Northland Crandies brand sweetened dried cranberries and chocolate-coated cranberries; and

•	cranberry juice concentrate, single-strength cranberry juice, single strength and concentrate cranberry juice purees, sweetened dried cranberries, chocolate-coated cranberries and frozen whole and sliced cranberries, which we sell to industrial and ingredient customers.

        We began our business in 1987 as a cranberry grower and member of the Ocean Spray Cranberries, Inc. marketing cooperative (“Ocean Spray”). In 1993, we left Ocean Spray and introduced Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In fiscal 1999, we acquired the juice division of Seneca Foods Corporation, including the right to produce and sell nationwide Seneca brand products, the TreeSweet and Awake brand names, as well as additional processing, distribution and receiving facilities. In fiscal 2000, we sold our private label juice business, which we acquired in July 1998 from Minot Food Packers, Inc., to Cliffstar Corporation. In June 2001, we sold our bottling and packaging facility in Mountain Home, North Carolina, to Clement Pappas NC, Inc. In June 2001, we also sold our private label and food service cranberry sauce business to Clement Pappas and Company, Inc.

        In November 2001 we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, Inc., a private equity investment firm headquartered in Boca Raton, Florida), and with members of our then-current bank group and our new secured lenders, Foothill Capital Corporation and Ableco Finance, LLC, that resulted in the restructuring of our debt and equity capital structure and a change in control of the company. As a result of the restructuring, Sun Northland, LLC owns approximately 77.3% of our fully-diluted shares of Class A Common Stock and controls approximately 94% of our total voting power.

Fiscal 2003

        In fiscal 2003 we improved profitability and significantly strengthened our financial condition. We reduced our long-term debt by approximately $28 million and, as of the end of fiscal 2003, held approximately $9 million in cash and cash equivalents. We achieved this primarily as a result of an improvement in net operating profits and the conversion of a note receivable to cash in connection with the settlement of litigation with Cliffstar Corporation relating to the sale of our private label juice business in March 2000. (See Item 3. Legal Proceedings). Steps we took during the year, which we believe helped us to compete in the marketplace in fiscal 2003, included:

•	closely monitoring our level of trade spending in the retail grocery market and taking advantage of regional opportunities with retailers and wholesalers to temporarily reduce the price of our branded products to consumers and to obtain store display features and retail advertisements;

•	developing new branded products for the retail grocery market, Northland 100% Juice Cranberry Blueberry Blend and Northland Crandies chocolate coated cranberries;

•	pursuing growth in sales of cranberry concentrate, frozen whole and sliced cranberries and other cranberry-based products through business opportunities with industrial and ingredient customers, both domestically and internationally; and

•	exploring and utilizing alternative sales channels, such as food service providers including airlines, restaurants, hospitals and schools.

        Our costs to manufacture branded products continued to increase during fiscal 2003 due to our facilities not being utilized to capacity. As a result, we took several steps during the fiscal year to reduce costs and improve cash flows from operations, including:

•	redistributing production volume between our owned facility and third party contract manufacturers;

•	reducing personnel at our corporate offices to reflect current sales volumes and production levels; and

•	improving our inventory control system, thus increasing our inventory turns of finished goods and non-cranberry raw material.

        These steps helped us to be profitable in fiscal 2003 and achieve (i) an increase in gross margins due primarily to reductions in depreciation costs and other overhead; (ii) lower overall operating expenses; and (iii) more efficient trade spending due to continuing changes in our promotional and pricing strategies.

        On November 19, 2003, we also announced that we have retained Stephens Inc. of Little Rock, Arkansas, to serve as our financial advisor and assist us in evaluating various strategic alternatives, including, without limitation, potential acquisitions, mergers, joint ventures, licensing arrangements or investments in or potential sale of the company, as well as remaining an independent public company. We intend to work with Stephens to evaluate the means through which we can build on our financial performance in fiscal 2003, continue to grow the Northland brand and maximize shareholder value.

        In fiscal 2003, we did not have revenues from any one customer that exceeded 10% of our total net revenues. In fiscal 2001, we had revenues from one customer, Nestle USA, of approximately $12.9 million, or 10.2% of our total net revenues. In October 2002, Nestle USA transferred production and packing of bottled beverages from us to our principal competitor, Ocean Spray Cranberries, Inc.

        As of August 31, 2003, we were in compliance with all of our debt arrangements.

Branded Products

        Products

        Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 in an effort to offer consumers an alternative to the Ocean Spray brand and achieved national distribution in the summer of 1997. As of September 7, 2003, our Northland 100% juice cranberry blends were available in all 50 states and in supermarkets nationwide that account for approximately 68.6% of total grocery sales. We currently produce and sell eight flavors of Northland 100% juice cranberry blends, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry, and cranberry blueberry. We have two plastic bottle sizes, 46 and 64 ounce, available for general distribution.

        Northland 100% juice cranberry blends are also available in two can sizes. The 5.5 ounce can is sold in the foodservice market and used as a sampling device. The 46 ounce can is sold to retail grocery accounts in markets where the Northland brand is approved for participation in the Women, Infants and Children program administered by the United States Department of Agriculture.

        We also produce and sell several varieties of Seneca juice products, including apple, grape and cranberry shelf-stable juice blends and frozen juice concentrates. The Seneca cranberry products are designed to compete against other non-premium drink brands.

        We also sell citrus juice products under the TreeSweet label. TreeSweet products are now sold in 64 ounce plastic, 5.5 aluminum and 46 ounce tin sizes. We also sell frozen orange-flavored concentrate under the Awake brand.

        Our foodservice business manufactures and markets juice products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, schools and hospitals. We offer our foodservice products in a variety of sizes and packages under the Northland, Seneca and TreeSweet brands.

        We also grow and package Northland brand fresh cranberries and primarily sell them in 12-ounce plastic bags to food retailers and wholesalers during the fall. We also currently sell sweetened dried cranberries to industrial and ingredient customers. In conjunction with our fall 2003 sales of Northland brand fresh cranberries, we offered Northland Crandies brand sweetened dried cranberries, both chocolate coated and non-coated, for sale to consumers through retail produce departments. We intend to continue to expand our sweetened dried cranberries business in fiscal 2004.

        Marketing

        Our principal consumer marketing strategy for our family of Northland 100% juice cranberry blends involves educating consumers on the health benefits of cranberry juice with 27% cranberry content. Research suggests that regular consumption of 27% cranberry juice helps to maintain a healthy urinary tract. Northland is the only 100% juice blend that combines 27% cranberry juice with other natural and healthy fruit juices in every flavor. Although not required to do so, we disclose the cranberry content on each Northland label to educate consumers about the premium nature of our products. We also use media advertising to educate consumers about the difference between juice drinks (juice and water typically sweetened with high fructose corn syrup) and 100% juice blends, which are naturally sweetened with other fruit juices, such as apple and grape.

        In fiscal 2004, we intend to focus our marketing efforts on:

•	Media Advertising

—	During fiscal 2004, we intend to maintain an advertising strategy that will focus on the health benefits and taste of Northland 100% juice cranberry blends. We intend to primarily use network radio commercials and national magazine ads to communicate these brand benefits.

•	Sales Promotion

—	We intend to continue to offer purchase incentives to attract first-time buyers and prompt consumers who already drink Northland 100% juice cranberry blends to purchase more of our products. These incentives will be offered through “cents-off” coupons to be delivered using various industry standard vehicles. We also intend to use a 5.5-ounce package as a sampling device intended to motivate consumers to try our products.

•	Package Labeling

—	In fiscal 2004, we intend to revise the labels on the Northland blends to highlight the health message recently approved by the United Stated Food and Drug Administration that diets rich in fruits and vegetables may reduce the risk of some types of cancer and other chronic diseases. In addition, we intend to continue to refer to the health benefits of 27% cranberry juice, as well as the fact that all Northland blends are an excellent source of the antioxidant Vitamin C.

        Sales

        Industry-wide dollar sales of supermarket shelf-stable cranberry beverages were down nearly 2% during fiscal 2003 versus fiscal 2002. Total category dollar sales-grocery reached nearly $822 million for the 52 weeks ending September 7, 2003. Total category volume sales-grocery also declined 2% for the 52 weeks ending September 7, 2003. The supermarket shelf-stable cranberry beverage category is composed of cranberry drinks and 100% juice cranberry blends. According to industry data, sales of 100% juice cranberry blends accounted for approximately 21.8% of the cranberry category for the 52 weeks ending September 7, 2003, compared to 20.8% of the cranberry category on September 8, 2002.

        Our sales of branded products in fiscal 2003 accounted for approximately 58.7% of net revenues, compared to approximately 58.3% in fiscal 2002 and 68.0% in fiscal 2001. Availability of our Northland brand in supermarkets nationwide increased by over 10% during fiscal 2003. We expect that trend to continue and sales of our branded juice products to increase in fiscal 2004 by:

•	working to regain sales distribution of our Northland and Seneca brand products in retail grocery channels and expand alternative distribution channels such as foodservice, super-centers, mass merchandisers and drug stores;

•	continuing to review and revise our trade promotion plans and control trade promotion spending; and

•	continuing, on a periodic basis, to offer discounts on our products and other trade incentives to retailers and wholesalers to reduce temporarily the price of our products to consumers and to obtain store display features and retail advertisements. We believe these efforts will help increase our product visibility while providing savings to our consumers. We anticipate that we will continue these trade promotion activities in fiscal 2004. In fiscal 2003, we substantially modified our trade promotional strategies with the expectation of maximizing value received for our trade expenditures.

        We expect that Crossmark, Inc. will continue to act as our broker for the Northland and Seneca brands throughout the United States in most channels of distribution during fiscal 2004. Crossmark employs over 10,000 people on a nationwide basis. We believe that its access to state of the art management systems will allow us to continue to focus on and improve implementation of our promotional programs. In addition, as a result of our agreement with Crossmark, Crossmark will continue to focus on the Northland and Seneca brands in the areas of field sales and sales information within each individual market region.

        Our branded juice sales efforts in fiscal 2003 were coordinated by our Vice President-Sales. In fiscal 2003, we reduced the number of our area sales directors from seven to six in response to continuing consolidation within the grocery industry. In addition to their experience with our branded products to date, our sales staff personnel have prior sales experience working for companies such as ConAgra, Inc., H.J. Heinz Company, Campbell’s Soup Company, Sara Lee, Veryfine Products, Inc., The Quaker Oats Company, Birds Eye Foods, Inc., The Dial Corporation, Fort Howard Corporation and Ralston Purina. Between our personnel and those within Crossmark, the organization has current or past experience with nearly every major branded grocery manufacturer in the country.

        Competition

        Ocean Spray dominates the shelf-stable cranberry juice and drinks market. Based on industry data, nationwide retail supermarket bottled shelf-stable cranberry beverage sales were approximately $822 million for the 52-weeks ending September 7, 2003, showing a slight decline versus the previous year. The shelf-stable cranberry beverage market is significantly larger if you include all sales channels as opposed to just supermarkets.

        Ocean Spray dominates most of the markets in which we compete. Ocean Spray is an agricultural marketing cooperative comprised of over 700 member-growers located in the United States, Canada and elsewhere, accounting for over 70% of all cranberries grown in North America. After consulting with outside legal counsel, we believe Ocean Spray does not qualify for certain protections under federal antitrust law and we have commenced a lawsuit now pending in the United States District Court for the District of Massachusetts seeking injunctive relief and damages based on, among other things, what we believe to be its unlawful monopolization of the cranberry products industry.

        Northland 100% juice cranberry blends compete with:

•	Ocean Spray’s branded cranberry juice products;

•	branded cranberry juice products of regional producers; and

•	private label cranberry juice products.

        Our Northland branded juice products are 100% juice cranberry blends, which contain 27% cranberry juice in every flavor. Our competitors’ products typically consist of less than 100% juice, and in several instances, contain significantly less than 27% cranberry juice content. For example, many of Ocean Spray’s cranberry juice blends contain from 6% to 21% juice with the remainder being water and sweeteners such as high fructose corn syrup. Like Ocean Spray, other competitors’ juices often use sugar or corn syrup additives as sweeteners. We believe that we should have an advantage over our competitors due to the perceived health and other benefits of our 100% juice products. We also believe that we should have an advantage because we are currently the only major manufacturer of 100% juice blends with an entire product line that contains 27% cranberry juice, a formulation that studies suggest is beneficial to human health. The success of our branded juice products will continue to depend on the opportunities we have to convince consumers to think highly of our products’ quality and taste compared to that of our competitors’ products.

        Northland 100% juice cranberry blends are premium-priced products because of their quality. Our products compete mainly with other premium-priced branded cranberry beverages, but also with private label products, which are usually lower-priced.

        We also compete in the markets for frozen juice concentrate and shelf-stable canned fruit juices and drinks with our Seneca, Treesweet, and Awake branded products. Our principal competitors in the frozen juice concentrate market include several established brand names such as Welch’s, Tree Top, Minute Maid and Tropicana. Our principal competitors in the market for shelf-stable canned fruit juices and drinks include Welch’s, Mott’s, Tree Top, Minute Maid and many regional brands. Many of these competitors have greater brand name recognition and greater marketing and distribution resources than we do. We cannot be certain that we will be successful in competing against these competitors. Ocean Spray does not compete in the frozen juice concentrate market.

Industrial/Ingredients/International

        Products

        Our Industrial/Ingredients/International group manages both sales and procurement of the following products:

•	cranberry juice concentrate;

•	frozen whole and sliced cranberries;

•	retail and commercial fresh fruit;

•	not-from-concentrate and single-strength cranberry juice;

•	single-strength and concentrated cranberry purees;

•	sweetened-dried cranberries, with and without chocolate coating;

•	custom blended cranberry and non-cranberry concentrate blends; and

•	brokered commercial products sold through strategic partnerships.

        In addition, the Industrial/Ingredients/International group also manages:

•	international sales of our retail brands;

•	sales of a variety of custom fruit juice concentrate blends; and

•	procurement of non-cranberry juice concentrates and flavors.

        Sales

        During fiscal 2003, cranberry concentrate continued to be our principal industrial/ingredients product in terms of sales dollars, accounting for approximately 28.7% of our net revenues compared to approximately 21.7% in fiscal 2002 and 11.4% in fiscal 2001. We realized significant sales dollar growth over the prior year’s results across the broad range of our industrial/ingredient cranberry-based product lines, primarily due to a series of price increases during the season for cranberry concentrate and our premium-sorted frozen whole and sliced cranberries. Our industrial/ingredient sales efforts in fiscal 2003 were coordinated by our Vice President-Industrial/Ingredient/International group and conducted primarily through our internal industrial/ingredient sales force as well as a limited network of independent brokers.

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

        International

        International demand for cranberry products increased in fiscal 2003 compared to fiscal 2002, and we believe this trend will continue, in part, due to public awareness of research studies suggesting that the regular consumption of cranberry products may provide health benefits, including maintenance of a healthy urinary tract. With our company-owned processing facility strategically situated in Wisconsin and co-packers of branded products located on both coasts, we believe we have both qualitative and competitive advantages in providing cranberry products to customers throughout the world. Our sales of cranberry concentrate, customized non-cranberry blends and retail brands to international customers during fiscal 2003 were approximately $4.2 million, compared to approximately $2.5 million in fiscal 2002 and $1.6 million in fiscal 2001.

Manufacturing

        Receiving and Processing

        An important part of our business strategy is our ability to process our grown and purchased cranberries. We currently own and operate a processing facility located in the heart of the Wisconsin cranberry growing area in Wisconsin Rapids. We utilize a contract processor to press and concentrate the cranberries from our growers on the west coast. We utilize our manufacturing facilities in the various stages of processing cranberries. For example:

•	Raw cranberries are brought to our receiving stations, or a contract facility. We own a 172,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin. This receiving station, along with contract receiving facilities in Wisconsin and Oregon, clean and sort raw cranberries.

•	After sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries we use to make our juice and other cranberry products are cleaned, sorted and stored in freezer facilities around the country, including the owned 62,400 square foot freezer facility in Wisconsin Rapids or at independent freezer facilities, until they are sent to our processing plant or contract processor.

•	Frozen raw cranberries are pressed and concentrated at our processing plant in Wisconsin Rapids, Wisconsin, or at a contract processor. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to one of our contracted bottling facilities.

        Packaging and Bottling

        In a continuing effort to reduce costs and improve service to our customers, we have announced our intent to close our owned bottling plant in Jackson, Wisconsin and revised our manufacturing strategy for fiscal 2004. We intend to cease production at our Jackson, Wisconsin plant in November 2003 and close the facility in the second quarter of fiscal 2004. We have entered into agreements with third party contract packaging providers with plants located in New Jersey, North Carolina, Florida, Arkansas, California, and Washington. We believe this network of contract packaging providers will allow us to better service our customers throughout the country and help to reduce production and freight costs.

        The contract packaging network will provide distribution services directly from the production location, minimizing the need for transfer of finished products to outside warehouses. We intend to produce PET and other shelf stable products at contracted facilities located in Seabrook, New Jersey, Springdale, Arkansas, Lake Wales, Florida, Ontario, California, and Mountain Home, North Carolina. Additionally, we utilize third party contract distribution warehouses located in Aurora, Colorado, and Kent, Washington, for distribution of shelf stable products to smaller, non-truckload customers in those areas. We intend to produce and distribute frozen concentrate products from third party contract packaging providers located in Prosser, Washington and Mountain Home, North Carolina. We also intend to utilize a third party frozen distribution warehouse in Indianapolis, Indiana. All production and distribution facilities are strategically located in high volume markets to minimize freight costs and maximize service levels.

        With the closure of the Jackson, Wisconsin facility we intend to discontinue providing contract packaging services for third parties. Contract packaging services accounted for approximately 2.5% of net revenues in fiscal 2003, compared to 10.1% of net revenues in fiscal 2002 and 11.6% in fiscal 2001.

        Distribution

        Our primary distribution strategy for fiscal 2003 was to maximize distribution from our owned and contracted production locations and to minimize distribution centers that were not associated with a production facility. During fiscal 2003, we utilized six distribution centers, with all but two either on the site of or directly associated with a production facility. While this distribution strategy allowed for cost reductions and good inventory control, we did experience a freight disadvantage due to distribution locations. During fiscal 2004 we will continue our strategy of maximizing distribution from production locations, however, we will have nine distribution locations throughout the country with three remote minimal inventory distribution centers not directly associated with a production facility. We believe our agreements with third party contract packaging providers will allow us to continue our focus on reducing transfer costs and finished goods inventory while satisfying customer orders. We expect to achieve reduced freight costs due to the strategic location of our distribution.

        We have an internal transportation department that contracts with independent carriers to distribute our products to grocery customers and customers in other channels. We believe that the strategic locations of our owned concentrate facility and the contract packaging plants, along with our distribution strategy and our in-house transportation department, contributes to lower costs overall while continuing to provide timely response to customer demands.

Agricultural Operations

        We own or operate 20 cranberry marshes and approximately 1,963 planted acres in Wisconsin as of November 25, 2003. During fiscal 2003, we sold our Yellow River F Marsh property. In connection with the sale, we entered into a multi-year crop purchase agreement pursuant to which the purchaser is required to sell to us the cranberries harvested from the property.

        In the fall of 2002 (i.e., fiscal 2003), we harvested approximately 307,000 barrels from 2,055 acres. We also contracted with other cranberry growers in Wisconsin and Oregon to purchase their crop. In fiscal 2003, we bought approximately 269,000 barrels of cranberries from other growers. As of November 25, 2003, we maintained multi-year crop purchase contracts with 45 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,794 contracted acres, subject to federal marketing order limitations. These contracts generally last for five years, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. The ability to harvest our own fruit, combined with the contracted acreage, provides us with geographical diversity in our crop and spreads our agricultural risk. All of the growers under contract have delivered their 2003 crop.

        For the 2003 growing season, no federal marketing order restricting the volume of cranberry harvests was in effect. Our fall 2003 harvest (i.e., fiscal 2004) has been completed on our owned and operated marshes. Production from 1,864 harvested acres totaled approximately 332,000 barrels of cranberries. During the fall 2003 harvest, we also purchased approximately 323,000 barrels of cranberries from contract growers.

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

Regulation

        Cranberry Products Regulation

        The production, packaging, labeling, marketing and distribution of our fresh cranberries and cranberry juice products are subject to the rules and regulations of various federal, state and local food and health agencies, including the United States Food and Drug Administration (“USDA”), the United States Department of Agriculture, the Federal Trade Commission and the Environmental Protection Agency. We believe we have complied, and will be able to comply, in all material respects with such rules, regulations and laws.

        The Cranberry Marketing Committee (“CMC”) of the USDA has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers if the CMC believes there will be an oversupply of cranberries for the coming crop year. During fiscal 2003 and fiscal 2002, the Secretary of the USDA did not invoke volume regulations. During fiscal 2001 and 2000, the Secretary of the USDA, at the request and based on the recommendation of the CMC, invoked volume regulations to restrict the industry-wide harvest of cranberries for the harvests occurring in the fall of 2000 and the fall of 2001. In 2000, the volume of cranberries that growers in the United States could harvest was limited to approximately 85% of a grower’s given historical production. In 2001, the limit was lowered to 65% of historical production.

        Environmental and Other Governmental Regulation

        It can be difficult under federal laws for cranberry growers and other developers to obtain permits to create new cranberry marshes in wetlands in the United States. To do so, such growers must generally observe a “no net loss” of wetlands policy. That is, they must show that the proposed development activity will not result in a loss of wetland acreage, or they must restore the functional value of acreage they propose to disturb. Given this strict requirement, as well as water quality legislation in Wisconsin and Massachusetts, we believe it is currently unlikely that we, or other cranberry growers or developers in the United States, will be able to secure permits for cranberry marsh development or expansion in wetland acreage. However, we and other growers or developers may renovate existing wetland acreage from time to time and replant older cranberry vine varieties with higher-yielding vine varieties. Also, certain developers have created upland cranberry marshes, which are marshes that are not on wetland acreage.

        Pursuant to permits previously received, in the past several years certain growers have planted, cultivated, and developed new cranberry-producing acreage in several states and abroad, particularly in Canada. Many of these previously planted acres have recently become productive or should become productive in the near future.

        We are currently taking steps to clean up certain contamination caused by underground storage tanks at one of our marshes in Wisconsin and our former marsh in Hanson, Massachusetts. All of the sites have been reported to the appropriate state regulatory agencies. In addition, all clean-up activities are subject to state supervision. We do not expect to incur material liabilities as a result of these remedial activities. We do not expect environmental or other governmental legislation or regulation to have a material effect on our capital expenditures, results of operations or competitive position.

Seasonality

        Since our evolution from a cranberry grower to a consumer products company in 1997, the seasonality of our business has been limited because we offer our products for sale throughout the entire year. We do expect, however, that our results of operations will continue to fluctuate from quarter to quarter depending mainly upon the level of media advertising and other promotional expenditures in any given quarter, the level of distribution we can achieve, as well as seasonal sales of fresh fruit.

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

Employees

        As of August 31, 2003, we had 223 full-time employees, as compared to 299 as of August 31, 2002. As of November 17, 2003, we had approximately 218 full-time employees. In addition to our full-time employees, we hired:

•	approximately 17 seasonal workers during the 2003 crop cultivation season;

•	approximately 201 seasonal workers to harvest our crop in 2003; and

•	approximately 175seasonal employees to operate the cranberry processing facility in Wisconsin Rapids during 2003.

        As a result of our continuing efforts to reduce costs, either through attrition or permanent layoffs, our total workforce was reduced by 76 employees in fiscal 2003. We reduced our workforce by 14 employees throughout fiscal 2003 as we adjusted our administrative personnel to reflect the current sales and production levels. We also laid off 62 employees at our Jackson facility during fiscal 2003. In December 1998, we entered into a collective bargaining agreement with a union representing employees in Jackson, Wisconsin. That agreement covers approximately 29 employees and is effective through January 1, 2005. We believe our current relationships with our employees, both union and non-union, are good.

Item 2.  Properties.

        In Wisconsin Rapids, Wisconsin we own an office building on Industrial Street near our processing plant and an office building on West Grand Avenue.

        We also own a 172,000 square foot receiving station, fresh fruit packaging and concentrate facility located on 40 acres in Wisconsin Rapids. This facility includes 62,400 square feet of freezer space, 45,000 square feet of cooler space, 8,500 square feet of dry warehouse and 55,100 square feet devoted to cranberry receiving and cleaning, fresh fruit packaging and concentrate production.

        During fiscal 2003, we owned a production and warehouse facility in Bridgeton, New Jersey. We leased approximately 90,000 first floor square footage of the warehouse building to a warehouseman and distributor whose main offices are located in Bayonne, New Jersey. During the first quarter of fiscal 2004, we sold our Bridgeton facility to an affiliate of the lessee. We had previously, in fiscal 2003, sold the office building to another party.

        We closed our Dundee, New York, bottling and packaging plant in fiscal 2002. The facility totals 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer space and 21,000 square feet of cooler and bulk tank storage area. This facility is currently being held for sale, as we continue our efforts to sell the facility.

        In Jackson, Wisconsin, we own a bottling facility totaling 136,000 square feet including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk storage area. We intend to cease production at this facility in fiscal 2004 and thereafter hold it for sale.

        In Eau Claire, Michigan, we own a 79,000 square foot storage facility and distribution center. This facility was mostly destroyed by fire in May 2003. We are currently negotiating a settlement with the insurance company. We do not anticipate rebuilding on this site, but anticipate selling the property “as is” to a developer.

        In addition to our facilities, we own 19 cranberry marshes and manage another one. We have set forth in the following table information about each of our 20 cranberry marshes as of November 25, 2003. We own all of these marshes in fee simple (or we manage or operate them, as indicated below), subject to mortgages. All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager’s residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs.

	November 25, 2003
Marsh Division Name and Location	Approximate Marsh Acres	Approximate Planted Acres	Calendar Year Acquired or Leased
Associates Division (two marshes), Jackson County, Wisconsin	4,198	159	1983/1996
Meadow Valley Division, Jackson County, Wisconsin	2,150	77	1984
Fifield Division, Price County, Wisconsin	2,460	196	1985
Three Lakes Division, Oneida County, Wisconsin	1,542	80	1985
Chittamo Division, Douglas and Washburn Counties, Wisconsin	620	55	1985
Biron Division, Wood County, Wisconsin	473	209	1987
Warrens Division, Monroe County, Wisconsin	160	62	1987
Trego Division, Washburn County, Wisconsin	1,715	96	1988
Gordon Division, Douglas County, Wisconsin	880	149	1988
Mather Division, Juneau County, Wisconsin	2,500	148	1989
Nekoosa Division (two marshes), Wood County, Wisconsin	569	85	1989
Crawford Creek Division (two marshes), Jackson County,
Wisconsin	304	134	1991
Hills Division, Jackson County, Wisconsin (1)	465	70	1991
Yellow River , Juneau County, Wisconsin	1342	206	1994

	November 25, 2003
Marsh Division Name and Location	Approximate Marsh Acres	Approximate Planted Acres	Calendar Year Acquired or Leased
Dandy Creek, Monroe County, Wisconsin	350	55	1996
Manitowish Waters (two marshes), Vilas County, Wisconsin	345	182	1996

Total	20,073	1,963

(1)	We operate this marsh under a management agreement with the owner. The agreement, which expires on December 31, 2003, requires us to manage, operate and harvest the marsh. The agreement also requires us to purchase the harvest from the owner at a price equivalent to what we will pay our independent growers, with revenues and expenses to be shared as defined in the agreement. We anticipate that this agreement will be renewed for calendar year 2004.

Item 3.  Legal Proceedings.

        On March 8, 2000, we sold the net assets of our private label juice business to Cliffstar Corporation (“Cliffstar”) pursuant to an asset purchase agreement (“Asset Purchase Agreement”) dated January 4, 2000. In connection with the sale, we received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 payable over six years and bearing interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash. Cliffstar is obligated under the Asset Purchase Agreement to make certain annual earn-out payments to us for a period of six years from the closing date based generally on operating profit from Cliffstar’s sale of cranberry juice products.

        On July 7, 2000, Cliffstar filed suit against us in the United States District Court, Western District of New York, alleging, among other things, that we breached certain representations and warranties in the Asset Purchase Agreement. That lawsuit was subsequently dismissed, and on July 31, 2000, we filed a lawsuit against Cliffstar in the Northern District of Illinois alleging that Cliffstar breached various provisions of the Asset Purchase Agreement, an interim cranberry sauce purchase agreement between the two companies, the promissory note issued by Cliffstar in the transaction, and a co-packing agreement entered into in connection with the sale. Cliffstar asserted various counterclaims against us alleging among other things that we fraudulently induced Cliffstar to enter into the Asset Purchase Agreement and that we breached various provisions of the Asset Purchase Agreement, the co-packing agreement and a transition agreement between the parties. Disagreements between us and Cliffstar over the valuation of finished goods, work-in-process and raw material inventory purchased by Cliffstar were submitted to arbitration for resolution.

        On June 7, 2002, the court granted our motion for summary judgment and dismissed Cliffstar’s fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered judgment in our favor and against Cliffstar in the amount of $6,674,450. Following post trial motions, final judgment was entered in our favor in the amount of $8,210,459 and in favor of Cliffstar in the amount of $459,050. On January 21, 2003, Cliffstar filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit.

        The parties entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the “Settlement Agreement”) pursuant to which we agreed to settle and resolve all disputes between us, except those relating to the annual earn-out payments required to be made by Cliffstar to us under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things satisfied the judgment entered in its favor in the case, released all claims it may have against us and paid us the sum of $28.75 million. Pursuant to the Settlement Agreement, we have among other things cancelled the promissory note issued by Cliffstar in the private label sale transaction, satisfied the judgment entered in its favor in the case and released all claims we may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement. As of February 28, 2003, the principal balance due under the promissory note was $21.0 million.

        On May 13, 2002, we received Cliffstar’s earn-out calculation for 2000. We believe Cliffstar’s earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. We have since received an estimate of the earn-out calculation from Cliffstar in the amount of $1,177,621 for 2001 and $0 for 2002. To date, however, Cliffstar has not provided us with audited earn-out calculations for 2001 or 2002 in accordance with the Asset Purchase Agreement. We believe that the estimates provided by Cliffstar for 2001 and 2002 significantly understate the earn-out payments due under the Asset Purchase Agreement.

        On June 7, 2002, we filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay us earn-out payments for the years 2000 and 2001. During the first quarter of fiscal 2004, the parties reached a settlement in principle. The Court has stayed further proceedings in the case pending finalization of the terms of the settlement. Assuming the settlement in principle is finalized consistent with the proposed terms, we expect to recognize income of approximately $3,000,000 during the second quarter of fiscal 2004 as a result of the settlement.

        On November 11, 2002, we together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. (“Ocean Spray”). The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. We are seeking an order from the Court enjoining Ocean Spray from certain unlawful conduct as well as an award of treble damages in an amount to be determined at trial. The parties have filed cross motions for summary judgment related to an affirmative defense asserted by Ocean Spray under the Capper-Volstead Act. The proceeding remains in the early stages of discovery.

Item 4.  Submission of Matters to a Vote of Shareholders.

        We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 2003.

Executive Officers

        As of November 25, 2003, each of our executive officers is identified below together with information about each officer’s age, current position with us and employment history for at least the past five years:

Name	Age	Current Position
John Swendrowski Ricke A. Kress Nigel J. Cooper Kenneth A. Iwinski William J. Haddow, Sr. Steven E. Klus John B. Stauner Robert M. Wilson	55 52 46 41 55 57 42 47	Chairman of the Board, Chief Executive Officer
  and Treasurer
President and Chief Operating Officer
Vice President - Finance
Vice President - Legal and Secretary
Vice President - Purchasing and Logistics
Vice President - Manufacturing
Vice President - Agricultural Operations
Vice President - Industrial/Ingredients

        The Board of Directors generally elects our executive officers annually after the annual meeting of shareholders. Each executive officer holds office until his successor has been duly qualified and elected or until his earlier death, resignation or removal.

        John Swendrowski originally founded Northland in 1987 and has served as our Chief Executive Officer since that time.

        Ricke A. Kress was appointed President and Chief Operating Officer in July 2001. Previously he served as our Executive Vice President since October 2000; Non Branded Group President since October 1999; and Non Branded Sales President since November 1998. Prior to that time, he held several positions with Seneca Foods Corporation, including serving as its Senior Vice President — Technical Services since June 1997, President — Juice Division since October 1995 and Senior Vice President — Operations since June 1994.

        Nigel J. Cooper was appointed Vice President – Finance in May 2002. He joined us as Corporate Controller in October 2000. Before that he was a financial and accounting consultant with Resources Connection from 1999. Prior to that he held controller positions with InterAct Security, Riverplace Inc., Separation Technology and W. Security Systems, Inc. He spent four years with Price Waterhouse in the U.K. and is a Chartered Accountant.

        Kenneth A. Iwinski was appointed Vice President — Legal in January 2001 and Secretary in October 2001. He joined the Company in November 1998 as Assistant Corporate Counsel/Assistant Secretary. Prior to joining the Company, he practiced law with the business law firm of Meissner Tierney Fisher & Nichols, S.C., in Milwaukee, Wisconsin since May 1992.

        William J. Haddow, Sr. was named Vice President – Purchasing and Logistics in September 1998. Before that, he served as Vice President-Purchasing, Transportation and Budget since October 1996; Vice President-Purchasing and Transportation from May 1993; and Assistant Vice President-Purchasing from 1989.

        Steven E. Klus was appointed Vice President – Manufacturing in January 2001. Previously he served as our Manufacturing Division President since September 1998. He joined us in April 1996 as the Director of Strategic Product Planning. He was appointed Vice President-Manufacturing in October 1996. Before that, he served as President-Eastern Division of Seneca Foods Corporation in New York from May 1990.

        John B. Stauner was appointed Vice President – Agricultural Operations in January 2001. Previously he served as our Agricultural Operations Division President since September 1998; Vice President-Agricultural Operations since October 1996; Vice President-Operations from May 1995; and Assistant Vice President of Operations since we were formed in 1987.

        Robert M. Wilson was appointed Vice President – Industrial/Ingredients, which includes international and fresh fruit sales, in January 2001. He joined us as our Industrial-Ingredients Division President in April 1999 when we purchased Potomac Foods of Virginia, Inc., a broker of fruit juices and other fruit products. Before that, he was the President and owner of Potomac Foods of Virginia, Inc., since 1986.

PART II

Item 5.  Market for the Company’s Common Equity and Related Shareholder Matters.

Sale Price Range of Class A Common Stock (1)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended August 31, 2003
High	$1.07	$1.05	$0.87	$0.92
Low	$0.89	$0.62	$0.67	$0.56
Fiscal Year Ended August 31, 2002
High	$3.24	$1.05	$1.08	$1.05
Low	$0.45	$0.45	$0.50	$0.80

(1)	All information in this table has been restated to give effect to the one-for-four reverse stock split of our Class A Common Stock effected as of the close of business on November 5, 2001. The range of sale prices listed for each quarter includes intra-day trading prices. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

        On November 25, 2003 there were approximately 1,166 shareholders of record for the shares of our Class A Common Stock. On November 25, 2003, the last sale price of shares of our Class A Common Stock was $0.75 per share.

        During fiscal 2001, shares of our Class A Common Stock traded on The Nasdaq Stock Market under the symbol “CBRYA.” On November 5, 2001 (which was subsequent to the end of fiscal 2001), in contemplation of debt and equity restructuring, we effected a one-for-four reverse stock split of our outstanding capital stock (which was previously approved by our shareholders at our 2001 annual meeting of shareholders). All share information in the table above has been restated to give effect to the reverse stock split. Additionally, in furtherance of the restructuring, we voluntarily delisted our Class A Common Stock from trading on The Nasdaq Stock Market and obtained quotation of our Class A Common Stock on the Over-The-Counter Bulletin Board under a new symbol (“NRCNA”) effective on the opening of trading on November 6, 2001.

        We have not paid dividends on our common stock since the third quarter of fiscal 2000.

        Our Amended and Restated Credit Agreement with U.S. Bank National Association, as Agent, and our Loan and Security Agreement with Foothill Capital Corporation, as the Arranger and Administrative Agent, prohibit us from making any distributions on or redemptions of our capital stock, except that under certain circumstances, we may redeem employee-owned stock upon the employee’s termination or death.

Item 6.  Selected Financial Data.

	(In thousands, except per share data)
	Year Ended August 31
Statement of Operations Data: (1)	2003	2002	2001	2000	1999
Net revenues	$96,452	$101,476	$125,826	$207,020	$201,285
Cost of sales (2)	65,133	69,693	115,496	253,397	152,481

Gross profit (loss)	31,319	31,783	10,330	(46,377)	48,804
Costs and expenses:
Selling, general and administrative expenses	(24,479)	(24,829)	(25,522)	(53,654)	(30,974)
Writedowns of long-lived assets and assets
held for sale			(80,125)	(6,000)
Gain (loss) on disposals of businesses and
property and equipment	122	51	2,118	2,229	(67)
Other income	1,589

Income (loss) from operations	8,551	7,005	(93,199)	(103,802)	17,763
Interest expense	(3,604)	(6,561)	(18,936)	(14,556)	(8,565)
Interest income	1,615	2,526	2,730	1,387
Gain on forgiveness of indebtedness		83,299

Income (loss) before income taxes	6,562	86,269	(109,405)	(116,971)	9,198
Income taxes benefit (expense)	(32,461)	34,892	12,000	(3,618)

Net income (loss)	$6,562	$53,808	$(74,513)	$(104,971)	$5,580

Weighted average shares outstanding - diluted (3)	101,047	83,588	5,085	5,083	5,052
Per share data:(3)
Net income (loss)	$0.06	$0.64	$(14.65)	$(20.65)	$1.10
Cash dividends:
Class A common				$0.48	$0.64
Class B common				$0.436	$0.582

	August 31
Balance Sheet Data: (1)	2003	2002	2001	2000	1999
Current assets	$37,194	$39,931	$84,538	$85,457	$141,484
Current liabilities	20,822	33,060	52,893	226,948	30,916
Total assets	100,696	126,885	180,416	284,235	354,921
Long-term debt	34,019	54,533	64,589	3,927	147,797
Redeemable Preferred Stock - Series B	1	1
Obligations subsequently forgiven or exchanged
for common stock			84,087
Shareholders' equity (deficiency in assets)	45,854	39,292	(21,154)	53,359	160,553

(1)	See Notes 3 and 4 to Notes to Consolidated Financial Statements for a discussion of significant dispositions affecting the comparability of information reflected herein. On December 30, 1998, we acquired the eastern juice division of Seneca Foods Corporation for approximately $28.7 million in cash, and assumed certain liabilities in connection with the acquisition.

(2)	During the years ended August 31, 2001 and 2000, respectively, we had adjustments to cost of goods sold to reflect lower of cost or market adjustments of inventory in the amount of $17.6 million and $ 57.4 million, respectively.

(3)	All share and per share data have been restated to give effect to our November 5, 2001 one-for-four reverse stock split.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        General

        During fiscal 2003 we focused our efforts on improving profitability by increasing gross margins and lowering operating expenses. We also focused our marketing efforts on educating consumers about the health benefits of our Northland brand 100% Juice Cranberry Blends. We believe this contributed to the improvement in sales of our Northland brand products of 16.3% over fiscal 2002. Total sales, however, decreased in fiscal 2003 by 5.0% from fiscal 2002, primarily due to the reduction of co-packing sales and other less profitable products.

        During fiscal 2003 we significantly reduced our long-term and short-term debt by a total of $28.6 million and our cash position improved by $8.8 million. Shareholders equity also improved by $6.6 million.

        In fiscal 2004 we intend to continue to focus our efforts on profitable growth while striving to reduce debt.

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

        Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and operating results and require management’s most difficult judgments:

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

        Inventory

        We have stated our inventory carrying value at the lower of cost (using the first-in, first-out costing method) or estimated market values, based upon management’s best estimates of future product selling costs for the periods during which the cranberries are grown and the cranberries and cranberry-related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time it takes to sell the inventory.

        Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the credit worthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $8.5 million, net of doubtful accounts of $0.4 million, and $7.5 million, net of doubtful accounts of $0.4 million, as of August 31, 2003 and 2002, respectively.

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

        Assets Held for Sale

        From time to time, in connection with our management’s ongoing efforts to maximize operating effectiveness, decisions are made to exit certain production or distribution facilities. At the time that our management commits to a decision to exit existing facilities and initiates an active plan to dispose of the facility, an assessment of the recoverability of the carrying value of the long-lived assets of the facility to be closed is made by our management. This assessment requires our management to estimate the fair value of the assets to be disposed of and the estimated cost to sell such assets. To the extent that carrying value of the assets to be disposed of exceeds the estimated fair value of those assets less their estimated cost to sell, impairment in the value of the assets is recognized.

        Estimates of the fair value of the assets to be disposed of are generally based on a discounted cash flow analysis or substantive purchase offers from viable potential buyers. Estimates of the value are impacted by a variety of relevant factors, including, but not limited to, alternative future uses of such assets, the availability of potential buyers, general economic conditions, current legal restrictions, if any, on the use of the assets, and any relevant legal issues. Our management continues to evaluate all available evidence of the fair value of the assets to be disposed of and makes any necessary adjustments at the time that additional information becomes available.

        Deferred Gain on Forgiveness of Indebtedness

        On November 6, 2001 we completed the restructuring of our then-outstanding debt obligations. In estimating the gain or loss resulting from this restructuring, our management was required to make certain estimates of the future cash payments to be made under the terms of the modified debt. Since the modified debt included provisions for a variable interest rate based on a premium above the lender’s prime borrowing rate, the critical assumption made at the time of the restructuring was the interest rate to be incurred over the life of the debt. For purposes of the determination of the gain from the restructuring, the estimated interest rate over the term of the debt was assumed to be the rate in effect at the date of the restructuring. Since the debt restructuring in November 2001, general economic conditions and other factors have resulted in a reduction of interest rates. Accordingly, interest paid has been less than previously estimated. Assuming interest rates in effect at August 31, 2003 (6.5%) were to continue through the scheduled maturity date of the debt, we would recognize a gain of approximately $4.3 million upon final payment of the principal outstanding.

        Off-Balance Sheet Arrangements

        We do not typically engage in off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships with unconsolidated entities or other persons that may have a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. We do not materially rely on off-balance sheet arrangements for liquidity, capital resources, market risk support, credit risk support or other benefits.

        On May 13, 1997, we guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of our company during the year ended August 31, 2001. The guarantee was provided to allow the grower to obtain financing for the expansion of its then-existing growing operations. Simultaneous with the issuance of the guarantee, we entered into a multi-year crop purchase agreement pursuant to which the grower is required to sell to us the cranberries harvested from the property. As of August 31, 2003, the grower/officer was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, we believe the resolution of this matter will not have a material adverse effect on our financial statements.

        In addition, we have outstanding 100 shares of our Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the company, or (ii) the distribution of assets to holders of our capital stock upon the sale of substantially all our assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. We cannot be certain if or when the Series B Preferred Stock may be redeemed, nor can we be certain of the redemption price in the event of such a redemption. See Note 11 to our Notes to Consolidated Financial Statements for more information regarding our Series B Preferred Stock.

        Fiscal 2003 Compared to Fiscal 2002

        Net Revenues. Our total net revenues decreased 5.0% to $96.5 million in fiscal 2003 from $101.5 million in fiscal 2002. The decrease resulted primarily from (i) reduced co-packing revenues; and (ii) reduced sales of Seneca branded products due to decreased trade spending in those markets where we had previously lost distribution. Trade spending, slotting and consumer coupons, which are reported as a reduction of net revenue, were up 37.4% to $16.7 million in fiscal 2003 from $12.2 million in fiscal 2002. We expect trade spending in fiscal 2004 to be comparable to fiscal 2003 on a per case basis.

        The decrease in net revenues in fiscal 2003 was partially offset by an increase in sales of Northland branded products and cranberry concentrate. Gross sales of Northland branded product increased by 16.3% in fiscal 2003 over fiscal 2002 and industrial/ingredients sales increased by 17.0% in fiscal 2003 over fiscal 2002. Industry data indicated that, for the 12-week period ended September 7, 2003, our Northland brand 100% juice products achieved a 5.6% market share of the supermarket shelf-stable cranberry beverage category on a national basis, up from 5.1% market share for the 12-week period ended September 8, 2002.

        With the closure of our Jackson, Wisconsin facility, we intend to discontinue providing contract packaging services for third parties and expect net revenues from those services to be negligible in fiscal 2004. Contract packaging services accounted for approximately 2.5% of net revenues in fiscal 2003.

        Cost of Sales. Our cost of sales for fiscal 2003 was $65.1 million compared to $69.7 million in fiscal 2002, resulting in gross margins of 32.5% and 31.3%, respectively. The decrease in cost of sales resulted primarily from reduced co-packing costs associated with reduced co-packing volume. In addition to the reduced costs, the improved margins in fiscal 2003 resulted from the impact of higher selling prices for cranberry concentrate. We expect cost of sales for our branded products to decrease in fiscal 2004 on a per-case basis as we transition production at our Jackson, Wisconsin facility to our network of third party contract packaging providers.

        Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $24.5 million, or 25.4% of net revenues, in fiscal 2003, compared to $24.8 million, or 24.5% of net revenues, in fiscal 2002. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to our debt and equity restructuring in November 2001. Partly offsetting the reduction of restructuring charges in fiscal 2003 were increases in advertising expenses of $0.7 million and increases in management fees paid to Sun Capital Partners Management, LLC of $0.4 million.

        Gain on Disposal of Property and Equipment. In fiscal 2003, we recognized a net $0.1 million gain on the sale of various assets. We sold (i) an office building in Bridgeton, New Jersey; (ii) one of our cranberry marshes located in Armenia, Wisconsin; and (iii) various equipment. In fiscal 2002, we recognized a net $0.1 million gain on the sale of various assets. We sold (i) our office facility in Wisconsin Rapids, Wisconsin; (ii) our processing facility in Cornelius, Oregon; and (iii) our cranberry marshes in Hanson, Massachusetts. We also closed our juice packaging facility in Dundee, New York and sold the related equipment.

        Other Income. In fiscal 2003 we recognized $1.5 million in other income from the settlement of a claim against a third party storage facility (see Note 5 to Consolidated Financial Statements). Also included in other income was a gain of $0.1 million attributable to the settlement of certain litigation with Cliffstar Corporation (see Note 3 to Consolidated Financial Statements).

        Interest Expense. Our interest expense was $3.6 million for fiscal 2003, compared to $6.6 million in fiscal 2002. The decrease in our interest expense was due primarily to reduced debt levels between periods as a result of a paydown of $28.6 million in long-term and short-term debt during fiscal 2003. The weighted average interest rate on our borrowings for fiscal 2003 was approximately 6.3%.

        Interest Income. Our interest income was $1.6 million in fiscal 2003 compared to $2.5 million in fiscal 2002. Interest income was recognized primarily as a result of an unsecured, subordinated note receivable we received in connection with the sale of our private label juice business in March 2000. The reduction in interest income was the result of the conversion of a note receivable to cash in May 2003 in connection with the settlement of certain litigation with Cliffstar Corporation.

        Income Tax. In fiscal 2003 there was no income tax provision due to the utilization of certain net operating loss carry forwards for which no benefit had previously been provided. In fiscal 2002 there was income tax expense of $32.5 million. This expense was comprised of (i) $32.8 million of expense related to the income tax on the gain on forgiveness of indebtedness; and (ii) $0.3 million of benefit as a result of certain refunds of Federal Alternative Minimum Tax (AMT) related to a change in the tax law for AMT carry-backs.

        Net Income. In fiscal 2003 we recorded net income of $6.6 million or $0.06 per diluted share compared to net income of $53.8 million or $0.64 per diluted share in fiscal 2002. Included in fiscal 2002 net income was a net of tax gain of $50.5 million on the forgiveness of indebtedness related to the financial restructuring of the company.

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

        Cost of Sales. Our cost of sales for fiscal 2002 was $69.7 million compared to $115.5 million in fiscal 2001, resulting in gross margins of 31.3 % and 8.2%, respectively. The decrease in cost of sales resulted primarily from reduced sales of Northland and Seneca branded products, the elimination of costs associated with production of private label juice products and reduced sauce and co-packing costs. In addition to the reduced costs, the improved margins in fiscal 2002 resulted from the impact of a $17.6 million write down of the carrying value of our cranberry inventory in the fourth quarter of fiscal 2001 and the effects of improved manufacturing efficiencies and other cost control measures including a reduction in personnel costs resulting from our restructuring efforts.

        Industrial/ingredients sales increased to approximately 31% of net revenues in fiscal 2002 compared to approximately 16% of net revenues in fiscal 2001. Since sales of cranberry concentrate generally result in lower margins than sales of our branded products, gross margins in fiscal 2002 were negatively impacted by higher cranberry concentrate sales.

        Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $24.8 million, or 24.5% of net revenues, in fiscal 2002, compared to $25.5 million, or 20.3% of net revenues, in fiscal 2001. Included in the fiscal 2002 amount were approximately $1.3 million of charges relating to the Restructuring. The increase was mainly attributable to an increase in advertising expense of $6.5 million or 220.4%. Other selling and administrative expenses decreased by $6.7 million, mainly due to a reduction in legal and consulting expenses following our debt and equity restructuring in November 2001.

        Write Down of Long-Lived Assets and Assets Held for Sale. In the fourth quarter of fiscal 2001, we restructured our operations and identified certain long-lived assets to be held for sale. We also concluded that the estimated future cash flows of our long-lived assets were below the carrying value of those assets. Accordingly, during the fourth quarter of fiscal 2001 and in accordance with SFAS No. 121, we recorded an impairment charge of approximately $80.1 million related to write downs to assets held for sale, property and equipment held for use, and goodwill and other intangible assets.

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

        Income Tax. In fiscal 2002 there was income tax expense of $32.5 million. This expense was comprised of (i) $32.8 million of expense related to the income tax on the gain on forgiveness of indebtedness and (ii) $0.3 million of benefit as a result of certain refunds of Federal Alternative Minimum Tax (AMT) related to a change in the tax law for AMT carry-backs. In fiscal 2001 we recognized income tax benefits of $34.9 million. Of this amount, $2.1 million resulted from certain refunds received in 2001 related to farm loss carry-backs. The balance resulted from the recognition of a tax benefit of $32.8 million for certain net operating loss carry-forwards which were utilized for financial reporting purposes during the first quarter of fiscal 2002 related to forgiveness of certain indebtedness (see Note 12 of Notes to Consolidated Financial Statements).

        Net Income. In fiscal 2002 we recorded net income of $53.8 million, or $0.64 per diluted share, compared to a net loss of $74.5 million, or $(14.64) per diluted share), in fiscal 2001. Included in the fiscal 2002 net income was a net of tax gain of $50.5 million on the forgiveness of indebtedness related to our restructuring. Included in the net of tax loss in fiscal 2001 was a net loss of $47.3 million related to the write down of long-lived assets and assets held for sale.

Financial Condition

        In fiscal 2003, net cash provided by operating activities was $14.3 million compared to $17.4 million in fiscal 2002. Cash provided by changes in working capital was $2.5 million in fiscal 2003 compared to $8.6 million in fiscal 2002. Receivables, prepaid expenses and other current assets provided cash of $4.9 million in fiscal 2003 compared to $4.0 million in fiscal 2002. Reductions in inventories provided cash of $2.0 million in fiscal 2003 compared to $6.1 million in fiscal 2002. Reductions in accounts payable and accrued expenses used cash of $4.5 million in fiscal 2003 and $1.5 million in fiscal 2002.

        Net cash provided by investing activities was $23.0 million in fiscal 2003 compared to $9.2 million in fiscal 2002. Collections on the note receivable from Cliffstar were $23.0 million in fiscal 2003 versus $3.0 million in fiscal 2002. Property and equipment purchases increased from $0.8 million in fiscal 2002 to $1.4 million in fiscal 2003. Proceeds from disposals of property and equipment and assets held for sale were $1.4 million in fiscal 2003 compared to $7.0 million in fiscal 2002. The asset sales in fiscal 2003 consisted primarily of the sale of a marsh located in Armenia, Wisconsin, the sale of an office building in Bridgeton, New Jersey and sales of various equipment.

        Our net cash used in financing activities was $28.6 million in fiscal 2003 compared to $27.9 million in fiscal 2002. Payments on long-term debt and other obligations, primarily attributable to the application of the proceeds form the Cliffstar settlement, amounted to $28.0 million in fiscal 2003 compared to $13.0 million in fiscal 2002. Net payments under the revolving line of credit facility amounted to $0.6 million in fiscal 2003 compared to a net borrowing under the facility of $0.6 million in fiscal 2002. In fiscal 2002 net payments in settlement of the revolving credit facility amounted to $39.8 million. These payments were in part financed by proceeds from the issuance of long-term debt in the amount of $20.0 million, reduced by debt issuance costs of $1.3 million. Also in fiscal 2002 there were proceeds from the issuance of preferred stock and common stock in the amounts of $2.9 million and $2.6 million respectively. In fiscal 2002, payments on long-term debt and other obligations, excluding the restructuring, amounted to $13.0 million

        Cash and cash equivalents. Our cash balance increased to $9.1 million at the end of fiscal 2003 from $0.3 million at the end of fiscal 2002.

        Long-Term Debt and Other Arrangements. During fiscal 2003 we were able to significantly reduce our long-term debt by approximately $28.0 million. This was in large part due to the conversion of the $23.0 million note receivable to cash in connection with the settlement of the Cliffstar litigation. There was also $14.3 million in cash provided by operating activities which was partially utilized to further reduce long-term debt by approximately $5.0 million and our revolving credit facility by approximately $0.6 million, and resulted in an increase in our cash balance of $8.8 million. At the end of fiscal 2003 we no longer had a balance outstanding on our revolving credit facility.

        The following schedule sets forth our contractual long-term debt obligations as of August 31, 2003:

Payments Due by Period

	Total	Year 1	Year 2	Year 3	After 3 years
Principal debt obligations	$35,554,388	$7,372,070	$5,035,742	$7,822,409	$15,324,167
Future interest payments from debt restructuring	6,536,604	699,557	742,822	766,893	4,327,332

Total debt	$42,090,992	$8,071,627	$5,778,564	$8,591,302	$19,649,499

        In early fiscal 2002, as part of our debt and equity restructuring, we entered into an Amended and Restated Credit Agreement with certain members of our former bank group which evidences, among other things, our obligation to repay the revised term loan in the original principal amount of approximately $25.7 million that we issued to those creditors in the restructuring. Principal and interest outstanding under the original term loan at the time of our restructuring was $74.5 million.

        Additionally, we entered into a Loan and Security Agreement on November 6, 2001 with Foothill Capital Corporation and Ableco Finance LLC. Under this loan agreement, Foothill and Ableco provided us with two term loans, each in the principal amount of $10 million, and a new $30 million revolving credit facility. During fiscal 2003, we paid all outstanding principal on one term loan and the outstanding principal balance on the remaining term loan was $4.9 million as of August 31, 2003. The remaining term loan and the revolving credit facility mature and/or expire on November 6, 2006, and interest accrues on the outstanding principal balance thereunder at the greater of 7.0% or the prime rate, as defined, plus 1%. As of August 31, 2003, there was no outstanding balance on the revolving credit facility.

        In addition to the restructuring, we also, in fiscal 2002, modified the terms of approximately $20.7 million in outstanding borrowings under two term loans with an insurance company, consolidating those two term loans into one new note with a stated principal amount of approximately $19.1 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year. The note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11.6 million due November 1, 2007. The effective interest rate to be recognized for financial reporting purposes will approximate 4.5%. The balance of the note, as of August 31, 2003, was $16.9 million. The note is collateralized by specific assets.

        We also, in fiscal 2002, issued fee notes to Foothill and Ableco in the aggregate principal amount of $5 million, which are payable in full on November 6, 2006. The fee notes were discounted for financial reporting purposes and will be charged to operations as additional interest expense over the term of the related debt.

        The following table sets forth our long-term debt as of August 31, 2003 and 2002:

	2003	2002
Term loans payable	$4,852,768	$15,461,497
Fee notes payable	4,008,465	3,738,227
Restructured bank notes	8,643,434	21,963,727
Restructured insurance company note	16,867,845	18,459,258
Other obligations	1,181,876	2,914,736

Sub Total Principal Obligations	35,554,388	62,537,445
Future interest payments from debt restructuring	6,536,604	7,563,000

Total debt	42,090,992	70,100,445
Less Current maturities of long-term debt	8,071,627	15,567,889

Long-term debt	$34,019,365	$54,532,556

        Aggregate annual principal payments required under terms of the debt agreements as of August 31, 2003, after giving effect to the debt and equity restructuring and the various obligations that were forgiven in connection therewith, consisted of the following:

Years Ending August 31	Payments
2004	$8,071,627
2005	5,778,564
2006	8,591,302
2007	7,721,620
2008	11,927,879

Total	$42,090,992

        As of August 31, 2003, we had no outstanding borrowings under our $30 million revolving credit facility with Foothill and Ableco. As of August 31, 2003, we had approximately $6.1 million of unused borrowing available under this facility. We believe that we will be able to fund our ongoing operational needs for the foreseeable future through (i) cash generated from operations; (ii) current cash on hand; and (iii) financing available under our revolving credit facility with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

        As of August 31, 2003 we were in compliance with all of our debt agreement covenants.

Quarterly Results

        The table below sets forth our quarterly results for fiscal 2002 and 2003. We believe the following considerations are relevant to an analysis of our quarterly results:

•	Net revenues vary in each of the quarters. This variation was directly related to our actions to refocus our trade promotional strategies to emphasize profitability, as opposed to generating revenue growth.

•	Our significant net income in the first quarter of 2002 was primarily the result of the gain from our restructuring, net of income taxes.

•	Our quarterly results will likely continue to fluctuate in fiscal 2004 largely because (i) while we do not anticipate significant increases in marketing and trade promotional spending during future quarterly periods, such spending may vary based on then current market and competitive conditions and other factors; and (ii) we anticipate revenues to increase as we continue to focus our promotional strategies on regaining distribution.

        The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments, except during the quarter ended November 30, 2001, we recorded a gain of $50.5 million, net of tax, on the forgiveness of indebtedness related to the financial restructuring of the company.

Fiscal Quarters Ended(1)
(In thousands, except per share data)

	Fiscal 2003				Fiscal 2002
	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002	Nov. 30, 2001
Net revenues	$27,218	$22,649	$24,846	$21,739	$22,954	$24,231	$23,975	$30,316
Gross profit	9,777	6,672	8,296	6,574	6,764	8,137	7,299	9,583
Gain on forgiveness of
indebtedness								83,299
Income (Loss) before
income tax	3,976	1,235	337	1,014	(44)	1,605	187	84,521
Income tax						339		(32,800)
Net income (loss)	$3,976	$1,235	$337	$1,014	$(44)	$1,944	$187	$51,721
Weighted average diluted
shares outstanding	100,944	101,021	101,050	101,126	101,133	101,133	100,989	30,492
Net income per share-
diluted	$0.04	$0.01	$0.00	$0.01	$0.00	$0.02	$0.00	$1.70

(1)	All share and per share data has been restated to give effect to our November 5, 2001 one-for-four reverse stock split.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

        We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings are affected by changes in short-term interest rates under our revolving credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate. Based upon the debt outstanding on certain term loans as of August 31, 2003, an increase of 1.0% in market interest rates would have increased interest expense and decreased earnings before income taxes by approximately $0.2 million. We currently have significantly less debt outstanding than we did at August 31, 2002, and as a result we would be less impacted by an increase in market interest rates. This analysis does not take into account any actions we might take in an effort to mitigate our exposure in the event interest rates were to change materially. See Note 10 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board
of Directors of Northland Cranberries, Inc.:

        We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficiency in assets) and cash flows for each of the three years in the period ended August 31, 2003. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 11, 2003

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003 AND 2002

ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$9,058,103	$264,406
Accounts receivable - net	8,499,850	7,497,616
Current portion of note receivable and accounts receivable - other	299,038	10,189,594
Inventories	16,239,772	18,273,415
Prepaid expenses and other current assets	855,793	605,849
Assets held for sale	2,241,060	3,100,000

Total current assets	37,193,616	39,930,880
NOTE RECEIVABLE, Less current portion	0	18,500,000
PROPERTY AND EQUIPMENT - Net	60,813,847	63,836,271
OTHER ASSETS	60,706	825,039
DEBT ISSUANCE COST, NET	2,627,887	3,792,923

TOTAL ASSETS	$100,696,056	$126,885,113

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003 AND 2002

LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002
CURRENT LIABILITIES:
Revolving line of credit facility	$0	$559,765
Accounts payable	6,484,360	7,904,914
Accrued liabilities	6,266,227	9,027,853
Current maturities of long-term debt:
Outstanding principal payments	7,372,070	14,875,889
Future interest payments from debt restructuring	699,557	692,000

Current maturities of long-term debt:	8,071,627	15,567,889

Total current liabilities	20,822,214	33,060,421
LONG-TERM DEBT, Less current maturities:
Outstanding principal payments	28,182,318	47,661,556
Future interest payments from debt restructuring	5,837,047	6,871,000

LONG-TERM DEBT, Less current maturities:	34,019,365	54,532,556

Total liabilities	54,841,579	87,592,977

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock - Class A, $.01 par value, 91,548,580
shares issued and outstanding	915,486	915,486
Redeemable preferred stock - Series B, 100 shares
issued and outstanding	1	1
Additional paid-in capital	154,901,774	154,901,774
Accumulated deficit	(109,962,784)	(116,525,125)

Total shareholders' equity	45,854,477	39,292,136

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$100,696,056	$126,885,113

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
NET REVENUES	$96,452,346	$101,476,260	$125,825,641
COST OF SALES	65,132,814	69,693,141	115,495,961

GROSS PROFIT	31,319,532	31,783,119	10,329,680
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(24,478,887)	(24,829,114)	(25,522,336)
WRITEDOWNS OF LONG-LIVED ASSETS AND
ASSETS HELD FOR SALE	0	0	(80,125,000)
GAIN ON DISPOSALS OF BUSINESSES AND PROPERTY
AND EQUIPMENT	121,668	51,607	2,118,257
OTHER INCOME	1,588,589	0	0

INCOME (LOSS) FROM OPERATIONS	8,550,902	7,005,612	(93,199,399)
INTEREST EXPENSE	(3,603,690)	(6,561,205)	(18,936,343)
INTEREST INCOME	1,615,129	2,525,931	2,730,694
GAIN ON FORGIVENESS OF INDEBTEDNESS	0	83,299,046	0

INCOME (LOSS) BEFORE INCOME TAXES	6,562,341	86,269,384	(109,405,048)
INCOME TAX BENEFIT (EXPENSE)	0	(32,460,762)	34,892,000

NET INCOME (LOSS)	$6,562,341	$53,808,622	$(74,513,048)

NET INCOME (LOSS) PER COMMON SHARE:
Basic:	$0.07	$0.82	$(14.65)
Diluted:	$0.06	$0.64	$(14.65)
SHARES USED IN COMPUTING
NET INCOME (LOSS)
PER COMMON SHARE:
Basic	91,548,580	65,389,494	5,084,606
Diluted	101,046,564	83,588,491	5,084,606

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$6,562,341	$53,808,622	$(74,513,048)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization of property and equipment	3,628,074	4,031,240	8,962,236
Amortization of trade names, trademarks and goodwill	0	0	774,275
Amortization of debt issuance costs and debt discount	1,435,274	1,605,190	0
Gain on forgiveness of indebtedness	0	(83,299,046)	0
Provision for deferred income taxes	0	32,800,000	(32,800,000)
Provision for inventory lower of cost or market adjustments	0	0	17,603,000
Provision for writedown of assets held for sale	310,000	0	14,980,000
Provision for writedown of property and equipment	0	0	50,484,000
Provision for writedown of intangible assets	0	0	14,661,000
Gain on disposals of businesses and property and equipment	(121,668)	(51,607)	(2,118,257)
Changes in assets and liabilities (net of effects
of business dispositions):
Receivables, prepaid expenses and other assets	4,918,812	3,980,953	10,331,194
Inventories	2,033,643	6,108,525	5,569,367
Accounts payable and accrued liabilities	(4,461,718)	(1,535,790)	(9,245,139)

Net cash provided by operating activities	14,304,758	17,448,087	4,688,628

INVESTING ACTIVITIES:
Proceeds from disposals of businesses, property and equipment
and assets held for sale	1,429,626	7,017,386	13,435,019
Property and equipment purchases	(1,380,772)	(786,023)	(406,412)
Collections on note receivable	23,000,000	3,000,000	1,750,000
Net decrease in other assets	0	0	33,802

Net cash provided by investing activities	23,048,854	9,231,363	14,812,409

FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under revolving credit
facilities	(559,765)	559,765	(15,695,300)
Proceeds from issuance of long-term debt	0	20,000,000	0
Payments on long-term debt and other obligations	(28,000,150)	(12,990,251)	(2,482,946)
Net payments in settlement of revolving credit facility	0	(39,772,624)	0
Payments for debt issuance costs	0	(1,258,936)	0
Proceeds from issuance of preferred stock	0	2,942,153	0
Proceeds from issuance of common stock	0	2,617,847	0

Net cash used in financing activities	(28,559,915)	(27,902,046)	(18,178,246)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,793,697	(1,222,596)	1,322,791
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	264,406	1,487,002	164,211

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,058,103	$264,406	$1,487,002

SUPPLEMENTAL CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$2,266,722	$4,042,879	$4,937,583
Income taxes refunded - net	5,812	345,383	3,193,197
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES (Notes 2 and 10)

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

		Common Stock
	Preferred Stock	Class A	Class B	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Total Shareholders' Equity (Deficiency in Assets)
BALANCE, AUGUST 31, 2000	$0	$49,256	$1,591	$149,129,317	$(95,820,699)		$53,359,465
Net loss					(74,513,048)		(74,513,048)

BALANCE, AUGUST 31, 2001		49,256	1,591	149,129,317	(170,333,747)		(21,153,583)
Conversion of Class B common
shares to Class A common stock
(159,051 shares)		1,591	(1,591)				0
Issuance of Class A common stock
for fractional shares due to
reverse stock split (167 shares)		0					0
Exchange of debt for Class A
common stock (7,618,987 shares)		76,190		600,224			676,414
Issuance of Class A common stock
(37,122,695 shares), net of
stock issuance expenses		371,227		2,246,620			2,617,847
Issuance of warrants to purchase
5,086,106 shares of Class A
common stock				400,683			400,683
Issuance of convertible
preferred stock- Series A
(1,668,885 shares) and Series B
(100 shares), net of stock
issuance expenses	16,690			2,925,463			2,942,153
Conversion of convertible preferred
stock--Series A (1,668,885
shares) to Class A common stock
(41,722,125 shares)	(16,689)	417,222		(400,533)			0
Net income					53,808,62	2	53,808,622

BALANCE, AUGUST 31, 2002	1	915,486	0	154,901,774	(116,525,125)		39,292,136
Net income					6,562,341		6,562,341

BALANCE, AUGUST 31, 2003	$1	$915,486	$0	$154,901,774	$(109,962,784)		$45,854,477

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2003, 2002, AND 2001

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — The business of Northland Cranberries, Inc. (the “Company”) consists principally of growing and selling cranberries and cranberry products. The Company’s vertical integration business strategy includes marketing and selling its Northland, Seneca, TreeSweet and Awake brand cranberry and other fruit juice products, fresh, frozen, and dried cranberries, and cranberry concentrate domestically through retail supermarkets and through other distribution channels, both domestically and internationally. In addition, the Company produced and packaged juice beverages for other companies on a contract-manufacturing basis during fiscal 2003.

Business Risks — Prices paid to growers for raw cranberries are effectively determined by Ocean Spray, the industry leader, which controls the bulk of the cranberry supply in North America. The Company currently operates in a marketplace that has experienced aggressive selling activities as the industry responds to the excess cranberry supply levels. In June of 2001, the United States Department of Agriculture (“USDA”) adopted a volume regulation under a federal marketing order for the 2001 calendar year crop which was intended to reduce the industry-wide cranberry crop. No such order was adopted for the 2003 or 2002 calendar year crops. In addition, Federal legislation signed on October 27, 2000 provided for an aggregate of approximately $20 million in direct payments to certain growers with funds from the Commodity Credit Corporation (“CCC”) and approximately $30 million in funding for the USDA to purchase cranberry products for school lunch and other meal programs. The Company received approximately $1,190,000 in direct payments from the CCC during the year ended August 31, 2001, which was recorded as net revenues in the consolidated statement of operations for the year then ended. In addition, the Company was awarded contracts and provided concentrate and frozen cranberries to other contract awardees which generated net revenues of approximately $172,000, $ 1,875,000 and $4,677,000 during the years ended August 31, 2003, 2002 and 2001, respectively, related to sales under the USDA cranberry product purchase programs.

Management of the Company believes that, as a result of the restructuring (see Note 2), the Company’s debt facilities and expected cash flows from operations will be sufficient to support the Company’s liquidity requirements for the foreseeable future.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents consist primarily of amounts on deposit at various banks.

Concentration of Credit Risk and Significant Customer – The Company maintains its cash in commercial banks. Balance on deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to specified limits. Balances in excess of FDIC limits are uninsured. The Company manufactures and sells to wholesale food processors, distributors and retailers throughout the United States. The Company performs certain credit evaluation procedures and does not require collateral. Accounts receivable are stated net of allowances for doubtful accounts of approximately $350,000, $358,000 and $300,000 as of August 31, 2003, 2002 and 2001, respectively. During the years ended August 31, 2003 and 2002, the Company did not have net revenues from any customer that exceeded 10% of net revenues. During the year ended August 31, 2001, the Company had revenues from a customer, for which the Company produced and packaged juice beverages, of approximately $12,862,000, or 10.2%, of net revenues.

Inventories— Inventories, which primarily consist of cranberries, cranberry and other concentrates, juice, packaging supplies and deferred crop costs, are stated at the lower of cost or market. Inventory market writedowns are provided when the estimated sales value of such inventories, less estimated completion and disposition costs, are less than the cost or carrying value of the inventories. The market estimates are based on management’s best estimates of future selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time which it takes to sell the inventory. Such factors are all subject to significant fluctuations. Cranberries and cranberry content of inventories are accounted for using the specific identification costing method, which approximates the first-in, first-out (“FIFO”) costing method. All other inventory items are accounted for using the FIFO costing method. Deferred crop costs consist of those costs related to the growing of the crop that will be harvested in the following fiscal year.

Assets Held for Sale — Assets held for sale are carried at the lower of estimated fair value, less costs of disposal, or the original carrying value of the assets.

Property and Equipment — Property and equipment are stated at cost, less depreciation and amortization using the straight-line method over the estimated useful lives. The costs related to the development of new productive cranberry beds are capitalized during the development period until commercial production is achieved (generally the fifth growing season after planting). The Company depreciates buildings, land improvements, cranberry vines, bulkheads and irrigation equipment over 30 to 40 years and other depreciable assets over 3 to 10 years.

Long-Lived Assets — The Company periodically evaluates the carrying value of property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, a loss is recognized for the difference between the fair value and carrying value of the assets.

In the fourth quarter of the year ended August 31, 2001, the Company decided to restructure its operations and sell various long-lived assets, and concluded that the estimated future cash flows of its long-lived assets were below the carrying value of such assets. This was primarily the result of deterioration in the long-term prospects for the cranberry growing and processing industry over the summer due, in part, to the implementation of a USDA cranberry marketing order for the 2001 calendar year crop, continued large levels of excess cranberry inventories held by the Company and other industry participants, forecasted future cranberry market prices, as well as continued reductions in the Company’s anticipated cranberry and cranberry concentrate usage requirements related to the Company’s then-recent decline in revenues and market share. Accordingly, the Company recorded an impairment charge of $80,125,000 related to writedowns to assets held for sale, property and equipment held for use, and goodwill and other intangible assets. The estimated fair value was based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.

Net Revenues — The Company recognizes revenue when product is shipped, title passes to the customer, there is evidence of an agreement, collectability of amounts due to the Company is probable, and there are no future obligations of the Company. Revenue is recognized as the net amount to be received after deducting estimated amounts for coupons, discounts, trade allowances and product returns.

Shipping and Handling Fees — In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, the Company recognizes as revenues shipping and handling fees billed to customers and the corresponding cost is included in cost of sales.

Advertising — Advertising costs incurred to produce media for advertising for major new campaigns are expensed in the period in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising expenses of approximately $10,110,000, $9,437,000, and $2,946,000 during the years ended August 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses.

Debt Issuance Costs – Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized, using the effective interest rate method, over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $481,000 and $211,000 as of August 31, 2003 and 2002, respectively.

Net Income (Loss) Per Share — Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 11. The shares outstanding used to compute the diluted earnings per share for 2003 and 2002 excluded outstanding options to purchase 643,775 and 195,525 shares of Class A Common Stock, respectively. The options were excluded because their weighted-average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

Segment Information — The Company operates principally in a single consumer foods line of business, encompassing the growing, manufacturing and selling of cranberries and cranberry products. Within this segment, the Company recorded approximately (i) 58.7%, 58.3% and 68.0% of net revenues in fiscal 2003, 2002 and 2001, respectively, from the sale of branded products; (ii) 28.7%, 21.7% and 11.4% of net revenues in fiscal 2003, 2002 and 2001, respectively, from the sale of cranberry concentrate; and (iii) 2.5%, 10.1% and 11.6% of net revenues in fiscal 2003, 2002 and 2001, respectively, from providing contract packaging services to third parties.

Comprehensive Income (Loss) — There is no material difference between comprehensive income (loss) and net income (loss) for each of the three years in the period ended August 31, 2003.

Fair Value of Financial Instruments – The Company is required to disclose the estimated fair value of certain financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Considerable judgment is required to interpret market data to develop estimates of fair value. As of August 31, 2001, the Company was experiencing financial difficulties and had not made its scheduled payments on certain accounts payable and long-term debt obligations that were subsequently restructured and/or forgiven, and on NOvember 6, 2001, as described in Notes 2 and 10, announced the completion of a debt and equity restructuring in which certain creditors agreed to forgive and restructure the amounts owed to them by the Company. Accordingly, management has determined that it is not practicable to estimate the fair value of the Company's long-term debt obligations. The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) is a reasonable estimate of the fair value of such instruments due to the short-term nature of such instruments and the market interest rates applicable to similar instruments.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, product returns, and trade discounts and incentives, valuation of inventories, future cash flows associated with assets held for sale and long-lived assets, useful lives for depreciation and amortization, valuation allowances for deferred income tax assets, litigation, environmental liabilities and contracts based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

New Accounting Standards — In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective September 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” effective for years beginning after May 15, 2002. SFAS No. 145, among other things, eliminated the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the “unusual and infrequent” criteria contained in Accounting Principles Board Opinion (“APBO”) No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the “unusual and infrequent” criteria of APBO No. 30; any such gain or loss that would not have met the APBO No. 30 criteria are retroactively reclassified and reported as a component of income before extraordinary item. The Company adopted APBO NO. 30 effective September 1, 2002. In adopting this standard the Company has now classified the gain in debt forgiveness in fiscal 2002 as a component of income before income taxes.

In December 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. The Company accounts for stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees.

The Company has elected to continue to follow the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related interpretations; accordingly, no compensation cost has been reflected in the consolidated financial statements for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method established by SFAS No. 123, “Accounting for Stock Based Compensation” the Company’s net income (loss) and net income (loss) per share for the years ended August 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below, amounts in thousands:

	2003	2002	2001
Net income (loss)	$6,562	$53,809	$(74,513)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effect	336	60	96
Pro forma net income (loss)	$6,226	$53,749	$(74,609)

Historical and pro forma net income (loss)
per common share:
Basic	$0.07	$0.82	$(14.65)
Diluted	$0.06	$0.64	$(14.65)
Pro forma net income (loss)
per common share:
Basic	$0.07	$0.82	$(14.67)
Diluted	$0.06	$0.64	$(14.67)

The weighted-average fair value per share of stock options granted during the years ended August 31, 2003, 2002 and 2001 was $0.20, $0.07 and $2.52, respectively. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the vesting period of the stock options.

For the purpose of these disclosures, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	99.9%	107.5%	75.0%
Risk-free interest rate	3.1%	5.1%	5.5%
Dividend rate during the expected term	0%	0%	0%
Expected life in years	2	4	9

In May 2003 the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The new standard requires that financial instruments within its scope be classified as liabilities in statements of financial position. Many of these instruments were previously classified as equity. The disclosure requirements are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated financial statements.

On November 25, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation identifies several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, with certain exceptions, regardless of the guarantor’s fiscal year end. The disclosures are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the disclosure requirements of this interpretation did not have a material impact on the Company’s consolidated financial statements.

Reclassifications –certain amounts previously reported have been reclassified to conform to the current presentation.

2.	DEBT AND EQUITY RESTRUCTURING

On November 6, 2001 (during the first quarter of fiscal 2002), the Company completed a debt and equity restructuring. The debt restructuring (see Note 10) was accomplished through the exchange by the participants of the Company’s then current bank group of approximately $153,754,000 of total outstanding revolving credit agreement indebtedness for an aggregate cash payment of $38,388,000, as well as by the Company’s issuance of revised debt obligations with an aggregate stated principal amount of $25,714,000 and 7,618,987 shares of newly-issued Class A Common Stock representing approximately 7.5% of the Company’s fully-diluted common shares to certain bank group members which decided to continue as lenders to the Company. The debt restructuring occurred pursuant to an agreement for the assignment and assumption by Sun Northland, LLC (“Sun Northland”), an affiliate of Sun Capital Partners Inc., of the Company’s bank group indebtedness. Sun Northland then invested approximately $7,000,000 of equity capital into the Company together with the assignment of Sun Northland’s rights to the Company’s bank debt (of which approximately $81,219,000 was forgiven for financial reporting purposes) in exchange for 37,122,695 shares of newly-issued Class A Common Stock, 1,668,885 shares of newly-created, convertible Series A Preferred Stock, and 100 shares of newly created Series B Preferred Stock, which together represent approximately 77.1% of the Company’s fully-diluted common shares. The 1,668,885 shares of the Series A Preferred Stock were subsequently converted into 41,722,125 shares of Class A Common Stock of the Company (see Note 11). The 100 shares of Series B Preferred Stock were subsequently transferred by Sun Northland for nominal consideration to a limited liability company whose managing member is the Company’s Chief Executive Officer and whose members include, among others, certain officers of the Company.

In addition, on November 6, 2001, the Company restructured and modified the terms of approximately $20,680,000 in outstanding borrowings under two term loans with an insurance company (see Note 10).

The Company paid an affiliate of Sun Northland a fee of $700,000 as consideration for certain services performed in connection with structuring and negotiating the restructuring transaction. Additionally, as part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1,000,000 per year unless approved by a majority of the Company’s directors who are not affiliates of Sun Capital Partners Management, LLC. In fiscal 2003 and 2002 the Company paid approximately $830,000 and $460,000, respectively. This agreement terminates by its terms on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company’s voting power.

Financing for the debt restructuring, and for additional working capital, was provided by Foothill Capital Corporation (“Foothill”) and Ableco Finance LLC (“Ableco”). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 10). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company’s fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

3.	LEGAL PROCEEDINGS

On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation (“Cliffstar”), pursuant to an asset purchase agreement (“Asset Purchase Agreement”), dated January 4, 2000. In connection with the sale, the Company received from Cliffstar an unsecured, subordinated promissory note for $28,000,000 (non-cash investing activity) payable over six years and bearing interest at a rate of 10% per annum, as well as approximately $6,800,000 in cash. Cliffstar is obligated under the Asset Purchase Agreement to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar’s sale of cranberry juice products.

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

On June 7, 2002, the court granted the Company’s motion for summary judgment and dismissed Cliffstar’s fraud claim. On October 23, 2002, after a trial to a jury on the remaining claims, the District Court entered judgment in the Company’s favor and against Cliffstar in the amount of $6,674,450. Following post trial motions, final judgment was entered in favor of the Company in the amount of $8,210,459 and in favor of Cliffstar in the amount of $459,050. On January 21, 2003, Cliffstar filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit.

The Company and Cliffstar entered into a Confidential Settlement Agreement effective February 27, 2003 and a Supplemental Agreement to Confidential Settlement Agreement dated April 3, 2003 (collectively referred to as the “Settlement Agreement”) pursuant to which the parties agreed to settle and resolve all disputes between them, except those relating to the annual earn-out payments required to be made by Cliffstar to the Company under the Asset Purchase Agreement. Pursuant to the Settlement Agreement, Cliffstar has among other things satisfied the judgment entered in its favor in the case, released all claims it may have against the Company and paid the Company the sum of $28.75 million. Pursuant to the Settlement Agreement, the Company has among other things cancelled the promissory note issued by Cliffstar in the private label sale transaction, satisfied the judgment entered in its favor in the case and released all claims it may have against Cliffstar, except those relating to the annual earn-out payments under the Asset Purchase Agreement.

On May 13, 2002, the Company received Cliffstar’s earn-out calculation for 2000. The Company believes Cliffstar’s earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. The Company has since received an estimate of the earn-out calculation from Cliffstar in the amount of $1,177,621 for 2001 and $0 for 2002. To date, however, Cliffstar has not provided the Company with audited earn-out calculations for 2001 or 2002 in accordance with the Asset Purchase Agreement. The Company believes that the estimates provided by Cliffstar for 2001 and 2002 significantly understate the earn-out payments due under the Asset Purchase Agreement.

On June 7, 2002, the Company filed a separate suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company seeks compensatory damages in an amount in excess of $1,000,000, plus attorneys’ fees. During the first quarter of fiscal 2004, the parties reached a settlement in principle. The Court has stayed further proceedings in the case pending finalization of the terms of the settlement. Assuming the settlement in principle is finalized consistent with the proposed terms, the Company expects to recognize income of approximately $3,000,000 during the second quarter of fiscal 2004 as a result of the settlement.

On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. (“Ocean Spray”). The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. As the proceeding is in the preliminary stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company’s financial condition or results of operations.

4.	DISPOSITION OF PRIVATE LABEL CRANBERRY SAUCE BUSINESS AND RELATED MANUFACTURING FACILITY

On June 8, 2001, the Company sold the net assets of its private label cranberry sauce business to Clement Pappas and Company, Inc. (“Clement Pappas”), and a related manufacturing facility in Mountain Home, North Carolina to Clement Pappas NC, Inc., for aggregate cash proceeds of approximately $12,475,000. The proceeds of the sale were utilized primarily to reduce the Company’s bank debt. The Company recognized a pre-tax gain of approximately $1,707,000 in connection with the sale of the net assets.

Additionally, Clement Pappas is contractually obligated to make certain payments to the Company for a period of up to five years from the closing date based on total case sales of cranberry sauce, as defined, subject to an aggregate minimum payment of $1,000,000 and an aggregate maximum payment of $2,500,000. The Company has received payments of approximately $609,248 related to the first and second years of this agreement. The remaining present value of the future aggregate minimum payments has been recorded as an asset in the accompanying August 31, 2003 consolidated balance sheet. Subsequent to August 31, 2003 the Company entered into and agreement to allow Clement Pappas to make a payment of $700,000 as settlement of the outstanding obligation related to total case sales of cranberry sauce. The Company anticipates that it will recognize a gain of approximately $400,000 in the first quarter of fiscal 2004 as a result.

The Company had net revenues of approximately $7,859,000 during the year ended August 31, 2001 related to the private label sauce business and the activities related to producing and packing juice beverages for other customers at the Mountain Home facility. Other information with respect to gross profit and selling, general and administrative expenses is not available, as the Company’s accounting system did not segregate such items by type of product.

5.	OTHER INCOME

During fiscal 2002, inventory held at one of the Company’s third party storage facilities was handled improperly by the third party following delivery to the facility. This resulted in a damage claim being made by the Company. The Company and the owner of the facility have entered into a settlement and release agreement with respect to the Company’s claims. Under the terms of the settlement and release agreement, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years. Based on the terms of the settlement and release agreement, the Company has recognized income of $1,500,000 during fiscal 2003.

As a result of the Cliffstar settlement (see Note 3) the Company has recognized a gain of $ 89,000 in the year ended August 31, 2003.

6.	INVENTORIES

        Inventories as of August 31, 2003 and 2002 consisted of the following:

	2003	2002
Raw materials	$5,706,533	$8,396,440
Finished goods	3,650,056	3,188,891
Deferred crop costs	6,883,183	6,688,084

Total inventories	$16,239,772	$18,273,415

During the year ended August 31, 2001 the Company recorded approximately $17,603,000 of pre-tax, lower of cost or market charges to cost of sales which reduced the carrying value of its inventory to its estimated market value. The Company’s lower of cost or market charges were based upon management’s best estimates of future product sale prices and consumer demand patterns.

7.	ASSETS HELD FOR SALE

As of August 31, 2003 assets held for sale consists primarily of the remaining land and building related to the manufacturing facility in Bridgeton, New Jersey. During fiscal 2003, based on additional information provided from the Company’s ongoing efforts to sell the Bridgeton facility, the Company recognized an additional impairment of $225,000, to reduce the book value of this asset to $1,121,000, the estimated fair value of the facility less the estimated costs to sell. The Company completed the sale of the Bridgeton facility, in October 2003. Under the terms of the sale, the buyer has assumed the obligation for continued remediation of environmental contamination at the Bridgeton facility and the Company transferred its rights to indemnification for such costs from the previous owner of the facility.

In addition to the land and building in Bridgeton, New Jersey, assets held for sale as of August 31, 2003 include the land, building and equipment related to the manufacturing facility in Dundee, New York. The carrying value of the assets held for sale at Dundee, New York, as of August 31, 2003 is approximately $858,000, which represents the estimated fair value of this property less costs to sell. The remaining assets held for sale as of August 31, 2003, consist of the land and building related to a closed storage/distribution facility in Eau Claire, Michigan.

Assets held for sale as of August 31, 2002 consisted of the remaining land and building related to the manufacturing facility in Bridgeton, New Jersey. During the fourth quarter of the year ended August 31, 2001, the carrying value of the facility was written down by approximately $4,398,000 to $1,500,000, it’s then estimated fair value, less costs of disposal.

In addition to the land and building in Bridgeton, New Jersey, assets held for sale as of August 31, 2002 include the land, building and equipment related to the manufacturing facility in Dundee, New York and the land. On June 28, 2002, the Company ceased operations at this facility. The carrying value of the assets held for sale at Dundee, New York, as of August 31, 2002 was approximately $1,300,000, which represented management’s best estimate, based on information available at that time, of the estimated fair value of this property less costs to sell. The equipment remaining at this facility after transfer of certain assets to other locations was sold, for approximately $550,000, in the first quarter of fiscal 2003. The remaining balance of assets held for sale at August 31, 2002 was comprised of the land and building at the former storage and distribution facility in Eau Claire, Michigan.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current, as well as future market conditions and events. In determining fair value, the Company considers the information available such as, among other things, property appraisals and the range of preliminary purchase prices being discussed with potential buyers.

8.	LONG-LIVED ASSETS

Property and equipment as of August 31, 2003 and 2002 consisted of the following:

	2003	2002
Land	$4,428,738	$4,512,143
Land improvements	7,680,923	7,696,210
Cranberry vines, bulkheads and irrigation equipment	32,755,805	32,764,483
Buildings and improvements	17,007,044	16,936,886
Equipment and vehicles	14,045,582	14,000,571
Construction in progress	119,178	0

Property and equipment - at cost	76,037,270	75,910,293
Less accumulated depreciation and amortization	15,223,423	12,074,022

Property and equipment - net	$60,813,847	$63,836,271

During the year ended August 31, 2001, the Company recorded impairment write downs of $50,484,000 related to property and equipment and $14,661,000 for the remaining unamortized cost of the intangible assets. The cost and accumulated depreciation and amortization of the respective assets were restated to reflect the new carrying values as a result of the write down.

9.	ACCRUED LIABILITIES

Accrued liabilities as of August 31, 2003 and 2002 consisted of the following:

	2003	2002
Interest	$607,974	$505,304
Trade and consumer promotions	1,814,757	2,614,753
Compensation and other employee benefits	926,422	1,133,536
Property taxes	477,769	585,063
Commissions	626,588	344,069
Legal and professional fees	463,179	1,875,668
Other	1,349,538	1,969,460

Total accrued liabilities	$6,266,227	$9,027,853

10.	LONG-TERM DEBT

Long-term debt as of August 31, 2003 and 2002 consisted of the following:

	2003	2002
Term loans payable	$4,852,768	$15,461,497
Fee notes payable	4,008,465	3,738,227
Restructured bank notes	8,643,434	21,963,727
Restructured insurance company note	16,867,845	18,459,258
Other obligations	1,181,876	2,914,736

Sub Total Principal Obligations	35,554,388	62,537,445
Future interest payments from debt restructuring	6,536,604	7,563,000

Total debt	42,090,992	70,100,445

Less current maturities of long-term debt	8,071,627	15,567,889

Long-term debt	$34,019,365	$54,532,556

As of August 31, 2003 and 2002, the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations. As of August 31, 2001, the Company was not in compliance with various financial covenants contained in the agreements covering the revolving credit facility and the term loans payable to an insurance company and, accordingly, the borrowings thereunder were due on demand. However, as described below, these obligations were subsequently restructured on November 6, 2001. Under the terms of the amended revolving credit facility, interest was accrued and recorded at the banks’ domestic rate (which approximated prime, as defined), plus 3.25%, while the loan was in default. The outstanding accrued interest due the banks aggregated approximately $12,891,000 as of August 31, 2001 and approximately $14,450,000 as of the November 6, 2001 restructuring date.

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

Certain banks participating in the revolving credit facility agreed to accept aggregate cash payments of approximately $25,959,000 on November 6, 2001, as the final settlement for approximately $79,291,000 of outstanding principal and interest due them as of such date. The difference (approximately $53,332,000), net of legal fees, other direct costs and income taxes, was recognized in accordance with SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” as a gain on forgiveness of indebtedness during the year ended August 31, 2002.

Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company’s newly issued Class A Common Stock and new notes (the “Restructured Bank Notes”) with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes were less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as a gain on forgiveness of indebtedness, net of legal fees, other direct costs and income taxes, during the year ended August 31, 2002. The future cash payments required under the Restructured Bank Notes are to be applied against the Company’s adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate.

In accordance with SFAS No. 15, at the time of the restructuring the Company estimated the future interest payments top be made in connection with the repayment with the repayment of the restructured bank notes. This estimate was based on interest rates in effect at the time of the restructuring and taking into consideration the timing of the payment of future principal obligations based on the timing of collection of collateral, including the note receivable from Cliffstar. These estimated payments have been presented as future interest payments from debt restructuring in the accompanying consolidated balance sheets as of August 31, 2003 and 2002.

As interest rates have declined since the restructuring and the Company has accelerated the payment of principal obligations as a result of the collection of the note receivable from Cliffstar, the Company currently estimates that the future interest payments from debt restructuring as of August 31, 2003 includes approximately $4,300,000 which could potentially be recorded as a gain upon final payment of the principal outstanding

Payments are due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (5.0% as of August 31, 2003), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 that was paid on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $4,111,474 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of 0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment.

On November 6, 2001, the Company and the insurance company holding the two term loans entered into a new loan agreement which restructured and modified the terms of the two original loan agreements (with an aggregate outstanding principal and interest balance of approximately $20,680,000 as of the restructuring date) under which the Company issued a new note to the insurance company (the “Restructured Insurance Company Note”) with a stated principal amount of approximately $19,096,000 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year of the Restructured Insurance Company Note. The Restructured Insurance Company Note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11,650,000 due November 1, 2007. The Restructured Insurance Company Note may require an acceleration of principal payments of approximately $17,000 per month, should the Company’s required per barrel price paid to contract growers exceed $32 per barrel, as defined, and continue for the remaining term of the Restructured Insurance Company Note, as long as the price equals or exceeds $32 per barrel. The Restructured Insurance Company Note is collateralized by specific assets of the Company. Under SFAS No. 15, no gain was recognized on the restructuring and modification of the term loans, as the total scheduled principal and interest payments due under the Restructured Insurance Company Note are in excess of the amounts owed the insurance company as of the date of the restructuring, with the excess (approximately $4,406,000) recognized as interest expense over the term of the Restructured Insurance Company Note, using the interest method. The effective interest rate recognized for financial reporting purposes approximates 4.5%.

In addition, in connection with the restructuring, the Company restructured certain obligations consisting of various term loans and vendor obligations owed to other creditors that resulted in approximately $3,465,000 of forgiveness of indebtedness that was recognized as a gain on forgiveness of indebtedness, net of legal fees, other direct costs and income taxes, during the year ended August 31, 2002.

The gain on the forgiveness of indebtedness recognized during the year ended August 31, 2002, is summarized as follows (in thousands):

Forgiveness of indebtedness:
Revolving credit facility with banks	$81,219,000
Other obligations	3,465,000

Total	84,684,000
Less legal fees and other direct costs	1,385,000

Gain on forgiveness of indebtedness	$83,299,000

Principal and interest on the obligations remaining after the restructuring are due in various amounts through November 2005, with interest ranging from 0% to 12%. The obligations are generally collateralized by specific assets of the Company.

On November 6, 2001, the Company entered into a Loan and Security Agreement (the “Agreement”) with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. The Company did not have any borrowings outstanding under this revolving credit facility as of August 31, 2003. At August 31, 2002, approximately $560,000 was outstanding under the facility. Approximately $6,100,000 of borrowings was available to the Company under the facility as of August 31, 2003. Interest, on the borrowings under the revolving credit facility, is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2003).

The Agreement provides for two term loans in the amount of $10,000,000 each, Term Loans A and B. Interest on the term loans is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2003). Principal payments of approximately $167,000 per month are required under Term Loan A commencing December 1, 2001 and continuing through November 1, 2006. Term Loan B was paid in full upon the payment of the Cliffstar Note in the settlement agreement with Cliffstar (see Note 3 to the Consolidated Financial Statements).

As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, the Company issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt. The effective interest rate recognized for financial reporting purposes approximates 7.0%

The revolving credit facility, the term loans and the fee notes are collateralized by substantially all the Company’s assets that are not otherwise collateralized, as defined in the Agreement.

The debt agreements contain various covenants, which include prohibitions on dividends and other distributions to shareholders, as well as repurchases of stock. Further, property and equipment expenditures are restricted and the Company is required to maintain and meet certain operating performance levels, as defined.

Aggregate annual principal and future interest payments required under terms of the debt agreements as of August 31, 2003, after giving effect to the debt and equity restructuring and the various obligations that were forgiven in connection therewith, consisted of the following:

Years Ending August 31	Payments
2004	$8,071,627
2005	5,778,564
2006	8,591,302
2007	7,721,620
2008	11,927,879

Total	$42,090,992

11.	SHAREHOLDERS’EQUITY AND REDEEMABLE PREFERRED STOCK

The authorized common stock of the Company as of August 31, 2003 consists of 150,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock. As of August 31, 2003 and 2002 there are 91,548,580 shares of Class A Common Stock outstanding. No shares of Class B Common Stock are outstanding as of August 31, 2003 and 2002. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to three votes per share. Holders of Class A Common Stock are entitled to receive cash dividends equal to at least 110% of any cash dividends paid on the shares of Class B Common Stock. However, cash dividends may be paid on Class A Common Stock without a concurrent cash dividend being paid on the Class B Common Stock. If at any time the outstanding shares of Class B Common Stock fall below 2% of the outstanding shares of Class A Common Stock, they will be automatically converted into Class A Common Stock.

Effective November 5, 2001, the Company’s Articles of Incorporation were amended (i) effecting a one-for-four reverse stock split of the Class A Common Stock and Class B Common Stock (with fractional shares resulting from such reverse stock split being rounded up to the next whole share); (ii) creating and authorizing the issuance of up to 2,000,000 shares of preferred stock, $.01 par value per share, designated as Series A Preferred Stock; and (iii) creating and authorizing the issuance of 100 shares of preferred stock, $.01 par value per share, designated as Series B Preferred Stock. All share and per share information included in the consolidated financial statements has been restated to give effect to the reverse stock split.

On November 5, 2001, the Class B Common Stock shareholders voluntarily converted their shares, pursuant to the terms of the Company’s Articles of Incorporation, into shares of Class A Common Stock on a one-for-one basis.

Convertible Preferred Stock –Each share of the Series A Preferred Stock was automatically converted into 25 shares of Class A Common Stock immediately upon effectiveness of the amendment to the Company’s Articles of Incorporation, which was approved at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. This amendment increased the number of authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares. As a result of the amendment, 1,668,885 Series A Preferred shares were converted in to 41,722,125 shares of Class A Common Stock of the Company on February 4, 2002. There are currently no shares of Series A Preferred Stock of the Company outstanding.

Redeemable Preferred Stock –The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after the shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or (ii) the distribution of assets to holders of the Company’s capital stock upon the sale of substantially all the Company’s assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC’s internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC’s internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the Restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company’s Chief Executive Officer and whose other members include among others certain officers of the Company.

Warrants to Purchase Common Stock —As part of the consideration to Foothill and Ableco to provide credit facilities to the Company, Foothill and Ableco received warrants to purchase up to a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company’s fully-diluted common shares, at an exercise price of $.01 per share. The warrants expire on November 6, 2011.

Stock Options – During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of options to purchase up to 200,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years, and vest over a period of 1 to 5 years.

On November 6, 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers and key employees. Upon adoption of the 2001 Plan, options were granted with an exercise price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for the Company’s shares of Class A Common Stock. The options vest one-fourth annually beginning on the first anniversary of the date of grant, provided that the optionee then remains employed by us. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of a change in control will automatically accelerate and become exercisable upon the effective date of a change in control.

On August 8, 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”), which provides for the issuance of options to purchase up to 1,500,000 shares of Class A Common Stock to certain directors, officers, other key employees and consultants of the Company. Stock options granted under the 2002 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years. Vesting is determined by the Board at the time of grant. The 2002 Plan has a change in control clause, which provides that all options under the 2002 Plan which have been granted which are not exercisable as of the effective date of a change in control will automatically accelerate and become exercisable upon the effective date of a change in control.

The status of the stock option plans existing as of August 31, 2003 was as follows:

	Price Range	Number of Shares	Weighted Average Exercise Price
Outstanding as of August 31, 2000	$6.25-79.00	242,647	38.96
Granted	3.12-5.20	38,000	3.16
Cancelled	3.12-79.00	(85,122)	32.81

Outstanding as of August 31, 2001	3.12-79.00	195,525	34.68
Granted	0.09-1.04	5,464,081	0.17

Outstanding as of August 31, 2002	$0.09-79.00	5,659,606	$1.36
Granted	0.56-0.56	225,000	0.56
Cancelled	15.50-68.50	(32,950)	21.29

Outstanding as of August 31, 2003	$0.09 -79.00	5,851,656	$1.21

Exercisable as of August 31, 2003	$0.09-79.00	113,854	$47.07
Exercisable as of August 31, 2002	0.09-79.00	146,804	41.45
Exercisable as of August 31, 2001	6.25-79.00	141,517	41.08

Available for grant after August 31, 2003		825,000

The following table summarizes information about stock options outstanding as of August 31, 2003:

				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.09-1.04	5,689,081	2.1	$0.18	0	$0.00
3.12-21.50	47,500	6.6	8.34	5,917	15.46
26.75-38.50	27,575	1.5	32.30	27,262	32.25
40.50-79.00	87,500	3.7	54.73	80,675	54.70

$0.09-79.00	5,851,656	2.2	$1.21	113,854	$47.29

12. INCOME TAXES

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.

Income tax benefit (expense), for the years ended August 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Current benefit:
Federal	$--	$339,238	$2,092,000

State	--	--	--

Total current benefit	--	339,238	2,092,000

Deferred benefit (expense):
Federal	--	(26,205,000)	26,205,000
State	--	(6,595,000)	6,595,000

Total deferred benefit (expense)	--	(32,800,000)	32,800,000

Total benefit (expense) for income taxes	$--	$(32,460,762)	$34,892,000

There was no income tax provision for the year ended August 31, 2003, due to the utilization of certain net operating loss carry forwards for which no benefit had previously been provided. In the year ended August 31, 2002 there was income tax expense of $32,460,762. This expense was comprised of (i) $32,800,000 of expense related to the income tax on the gain on forgiveness of indebtedness and (ii) $339,238 of benefit as a result of certain refunds of Federal Alternative Minimum Tax (AMT) related to a change in the tax law for AMT carry-backs. A tax benefit of $34,892,000 was recognized during the year ended August 31, 2001. This benefit was comprised of (i) $2,092,000 of benefit for certain refunds related to loss carry backs, which were received during that year and (ii) $32,800,000 of deferred benefit related to the income tax on the gain on forgiveness of indebtedness.

A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ending August 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Federal income tax rate	(34.0)%	(34.0)%	34.0%
Losses for which no benefit was provided	--	--	(8.0)
State income taxes, net of Federal tax benefit	(5.2)	(4.6)	4.0
Reversal of previously recognized valuation
allowance	39.2	1.0	--
Other	--	--	1.9

Effective income tax rate - (expense) benefit	--	(37.6)%	31.9%

Temporary differences that give rise to deferred income tax assets and liabilities as of August 31, 2003 and 2002 consisted of the following:

	2003	2002
Deferred income tax assets:
Accounts receivable allowances	$234,000	$268,000
Inventories	2,117,000	4,181,000
Intangible assets	3,195,000	3,649,000
Accrued liabilities	3,916,000	5,164,000
Federal net operating loss carryforwards	27,035,000	23,760,000
State net operating loss carryforwards	4,143,000	3,266,000
Federal alternative minimum tax credit carryforwards	1,937,000	1,937,000
Federal investment tax credit carryforwards	37,000	37,000

Total deferred income tax assets	42,614,000	42,262,000

Deferred income tax liabilities:
Property and equipment	(6,670,000)	(3,895,000)
Prepaid expenses	(148,000)	--

Total deferred income tax liabilities	(6,818,000)	(3,895,000)

Deferred income tax assets - net	35,796,000	38,367,000
Valuation allowance	(35,796,000)	(38,367,000)

Net deferred income tax assets recognized in the
consolidated balance sheets	$--	$--

As of August 31, 2003, the Company had, for federal and state income tax purposes, net operating loss carryforwards of approximately $79,515,000, which expire in 2021 and 2022, available to offset future federal taxable income. In addition, as of August 31, 2003, the Company had approximately $1,937,000 of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

As described in Notes 2 and 10, the Company completed a debt and equity restructuring on November 6, 2001. This restructuring resulted in debt forgiveness income of differing amounts for financial and income tax reporting purposes that has reduced the available net operating loss carryforwards. The approximate tax effect of this income resulted in the recognition of a tax expense of approximately $32,800,000 for financial reporting purposes for the year ended August 31, 2002. The “change of ownership” provisions of the Tax Reform Act of 1986 will significantly restrict the utilization for income tax reporting purposes of all net operating losses and tax credit carryforwards that originated before the debt and equity restructuring. Approximately $56,144,000 of the net operating loss carryforwards and all remaining federal credits are limited by this Act so that only approximately $1,514,000 become available for use each year.

13.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The Company contributed approximately $293,000, $328,000, and $419,000 to the plan during the years ended August 31, 2003, 2002 and 2001, respectively. The Company also has a defined benefit plan for the former employees of the Bridgeton, New Jersey facility with a recorded liability balance of $498,000 which is comprised of an additional liability of $498,000 as of August 31, 2003. The net unfunded benefit obligation was $367,000, which is comprised of a projected benefit obligation of $1,229,000 less plan assets of $862,000 as of August 31, 2003. The recorded liability as of August 31, 2002 included an additional liability of $260,000. The net unfunded benefit obligation of $193,000 as of August 31, 2002 is comprised of a projected benefit obligation of $1,049,000 less plan assets of $856,000. Total expenses with respect to this plan was not material in any of the years ended August 31, 2003, 2002 or 2001.

14.	COMMITMENTS

Supply Contracts — The Company has multiple-year crop purchase contracts with 45 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,794 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for seven years, starting with the 1999 calendar year crop, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries.

Leasing Activities — On September 5, 1991, the Company entered into a net lease, which was amended in July 1993, with Equitable Life Assurance Society of the United States (“Equitable”) for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership (“Cranberry Hills”), a partnership controlled by the Company’s CEO and two former directors. The lease, expired December 31, 2000. On January 26, 2001, the Company entered into a management agreement with Equitable for the management of the cranberry marsh. This agreement, which expired on December 31, 2001, was renewed effective April 19, 2002. The agreement which now expires on December 31, 2003, requires the Company to manage, operate and harvest the marsh. The Company anticipates it will again renew the agreement in fiscal 2004. The agreement requires the Company to purchase the harvest from Equitable at a price equivalent to what the Company will pay the independent growers as described in the supply contracts above, with revenues and expenses to be shared, as defined in the agreement.

15.	CONTINGENCIES

On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of August 31, 2003, the grower/officer was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, the Company believes the resolution of this matter will not have an adverse effect on the Company’s financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.  Controls and Procedures.

        Our Chief Executive Officer and our Vice President – Finance, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Vice President — Finance to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Company.

        Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year (the “Proxy Statement”). The information required by Items 405 and 406 of Regulation S-K are incorporated by reference to the information set forth under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters—Code of Ethics,” respectively, in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.

        Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement; provided, however, that the subsection titled “Executive Compensation – Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption “Stock Ownership of Management and Others” in the Proxy Statement.

        The following table provides information as of August 31, 2003, regarding our Class A Common Stock that may be issued pursuant to our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plan approved by security holders	162,575	$37.38	0 (1)

Equity Compensation plan
not approved by security holders	5,689,081	$0.18	825,000

Total	5,851,656	$1.21	825,000

(1)	During 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), which was approved by our security holders and provides for the issuance of options to purchase up to 200,000 shares of Class A Common Stock to key employees and non-employee directors. We terminated the 1995 Plan on August 30, 2002 and, accordingly, the 63,625 shares with respect to which options were not yet granted under the 1995 Plan are no longer available for future issuance under the 1995 Plan. The termination of the 1995 Plan did not affect the rights of participants thereunder with respect to options granted to them prior to termination and all unexpired options remain effective, except as they may lapse or terminate by their terms and conditions.

(2)	The table above does not include warrants to purchase an aggregate of 5,086,106 shares of Class A Common Stock that are immediately exercisable for an exercise price of $.01 per share that we issued to Foothill and Ableco in connection with the Restructuring. The issuance of the warrants was not approved by our shareholders. If the warrants were included in the table above, then the weighted-average price of outstanding options, warrants and rights related to equity compensation plans not approved by security holders would be $0.09.

        On November 6, 2001, we adopted the 2001 Stock Option Plan (the “2001 Plan”), which was not approved by our security holders and provides for the issuance of options to purchase up to 5,014,081 shares of Class A Common Stock to certain officers and key employees. Upon adoption of the 2001 Plan, options were granted with an exercise price of $.08878 per share, which is equivalent to the per share price paid by Sun Northland, LLC for shares of our Class A Common Stock. The options vest one-fourth annually beginning on the first anniversary of the date of grant, provided that the optionee remains employed by us. The 2001 Plan has a change in control clause, which provides that all options under the 2001 Plan which have been granted which are not exercisable as of the effective date of a change in control will automatically accelerate and become exercisable upon the effective date of a change in control.

        On August 8, 2002, we adopted the 2002 Stock Option Plan (the “2002 Plan”), which was not approved by our security holders and provides for the issuance of options to purchase up to 1,500,000 shares of Class A Common Stock to certain directors, officers, other key employees and consultants. Stock options granted under the 2002 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years The 2002 Plan has a change in control clause, which provides that all options under the 2002 Plan which have been granted which are not exercisable as of the effective date of a change in control will automatically accelerate and become exercisable upon the effective date of a change in control.

Item 13. Certain Relationships and Related Transactions.

        Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption “Certain Transactions” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

        Pursuant to Instruction G, we have incorporated the information required by this Item by reference to the information set forth under the caption “Deloitte & Touche LLP Fee Disclosure” in the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)(1)     The financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 2003 and 2002, consolidated statements of operations, cash flows and shareholders’ equity (deficiency in assets) for the fiscal years ended August 31, 2003, 2002 and 2001, notes to consolidated financial statements and independent auditors’ report, are filed herewith.

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

        (a)(3)     The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

        (b)         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal 2003.

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

NORTHLAND CRANBERRIES, INC.
Date: November 26, 2003	By:	/s/ John Swendrowski
John Swendrowski Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons on behalf of the Company and in the capacities indicated have signed this report on November 26, 2003 below.

By:	/s/ John Swendrowski	By:	/s/ Nigel J. Cooper
	John Swendrowski Chairman of the Board, Chief Executive Officer and Director		Nigel J. Cooper Vice President - Finance
By:	/s/ Marc J. Leder	By:	/s/ T. Scott King
	Marc J. Leder Director		T. Scott King Director
By:	/s/ Rodger R. Krouse	By:	/s/ Kevin J. Calhoun
	Rodger R. Krouse Director		Kevin J. Calhoun Director
By:	/s/ Clarence E. Terry	By:	/s/ George R. Rea
	Clarence E. Terry Director		George R. Rea Director
By:	/s/ Patrick J. Sullivan	By:	/s/ C. Daryl Hollis
	Patrick J. Sullivan Director		C. Daryl Hollis Director

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended August 31,
	2003	2002	2001
Valuation accounts deducted in the consolidated balance sheets from assets to which they apply:
Accounts receivable - allowance for doubtful accounts:
Balances at beginning of year	$(358,000)	$(300,000)	$(250,000)
Additions - charged to expense	(256,000)	(225,000)	(955,000)
Deductions - amounts written off, net of recoveries	264,000	167,000	905,000

Balances at end of year	$(350,000)	$(358,000)	$(300,000)

Deferred income taxes - valuation allowance:
Balances at beginning of year	$(38,367,000)	$(38,407,000)	$(30,760,000)
Additions - allowance established			(7,647,000)
Deductions - allowance used	2,571,000	40,000

Balances at end of year	$(35,796,000)	$(38,367,000)	$(38,407,000)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of January 5, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 23, 2000.]

2.2	First Amendment to Asset Purchase Agreement, dated as of March 8, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 23, 2000.]

2.3	Asset Purchase Agreement, dated as of December 2, 1998, by and between the Company and Seneca Foods Corporation. [Incorporated by reference to Exhibit 2.0 to the Company's Current Report on Form 8-K dated December 30, 1998.]

2.4	Stock Purchase Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.5	Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, LaSalle Bank National Association, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association. [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.6	Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.7	Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, Wells Fargo Bank Minnesota, National Association, Endeavor, L.L.C., Bank One Wisconsin and M&I Marshall & Ilsley Bank. [Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

2.8	Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated November 21, 2001.]

3.1	Articles of Incorporation, as amended, effective February 4, 2002. [Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended February 28, 2002.]

3.2	By-Laws of the Company, as amended, effective January 30, 2002. [Incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q for the quarterly period ended February 28, 2002.]

EXHIBIT INDEX

Exhibit Number	Description

4.1	Secured Promissory Note, dated as of June 14, 1989, issued by the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 7, 1989.]

4.2	Mortgage and Security Agreement, dated as of June 14, 1989, from the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 7, 1989.]

4.3	Mortgage and Security Agreement dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.8 to the Company's Form 10-Q dated November 12, 1993.]

4.4	Modification Agreement, dated as of July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.9 to the Company's Form 10-Q dated November 12, 1993.]

4.5	Modification Agreement, dated as of November 6, 2001, between the Company and Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the fiscal year ended August 31, 2001.]

4.6	Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.23 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

4.7	Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company's Form 10-K for the fiscal year ended March 31, 1995.]

4.8	Loan and Security Agreement, dated as of November 6, 2001, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as arranger and administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.9	Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among the Company, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.10	Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Foothill Capital Corporation. [Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 21, 2001.]

EXHIBIT INDEX

Exhibit Number	Description

4.11	Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Ableco Finance LLC. [Incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated November 21, 2001.]

4.12	First Amendment to Loan and Security Agreement, dated as of April 29, 2003, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q dated July 15, 2003.]

4.13	First Amendment to Amended and Restated Credit Agreement, dated March 27, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q dated July 15, 2003.]

4.14	Second Amendment to Amended and Restated Credit Agreement, dated May 22, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.3 to the Company's Form 10-Q dated July 15, 2003.]

4.15	Third Amendment to Amended and Restated Credit Agreement, dated May 30, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q dated July 15, 2003.]

Other than as set forth in Exhibits 4.1 through 4.15, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements, collateral pledges and mortgages, including amendments and restatements of previously executed security agreements, collateral pledges and mortgages, were entered into in connection with (i) debt financing provided by U.S. Bank National Association, and are disclosed in the Amended and Restated Credit Agreement filed as Exhibit 4.9 to this Form 10-K; (ii) and financing provided by Foothill Capital Corporation and Ableco Finance LLC, and are disclosed in the Loan and Security Agreement filed as Exhibit 4.8 to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

*10.1	1987 Stock Option Plan, dated June 2, 1987, as amended. [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

*10.2	Forms of Stock Option Agreement, as amended, under 1987 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

EXHIBIT INDEX

Exhibit Number	Document Description

*10.3	Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John B. Stauner, John Swendrowski and William J. Haddow, modifying Stock Option Agreements previously entered into between the parties. [Incorporated by reference to Exhibit 10.3 to the Company's Form 10- K for the fiscal year ended August 31, 1996.]

*10.4	1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.5	Forms of Stock Option Agreements under the 1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibits 4.5-4.8 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.6	1995 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

*10.7	Form of Stock Option Agreements under the 1995 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended August 31, 1996.]

*10.8	Northland Cranberries, Inc. 2001 Stock Option Plan. [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.9	Northland Cranberries, Inc. 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended November 27, 2002.]

*10.10	Severance and Noncompetition Agreement, dated as of November 6, 2001, by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended August 31, 2001.]

10.11	Stockholders' Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, the minority shareholders listed therein and the Company. [Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2001.]

10.12	Registration Agreement, dated as of November 6, 2001, by and among the Company, Sun Northland, LLC and the other investors signatory thereto. [Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.13	Management Services Agreement, dated as of November 6, 2001, by and between Northland Cranberries, Inc. and Sun Capital Partners Management, LLC. [Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.14	Form of Stock Option Agreements under the Northland Cranberries, Inc. 2002 Stock Option Plan.

EXHIBIT INDEX

Exhibit Number	Description

*10.15	Stock Option Agreement dated as of November 6, 2001 by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated April 15, 2002.]

*10.16	Form of Stock Option Agreement dated as of November 6, 2001 by and between the Company and certain executive officers. [Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated April 15, 2002.]

21	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1999.]

23	Consent of Deloitte & Touche LLP.

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President - Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Definitive Proxy Statement for the Company's 2004 annual meeting of shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company's fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

E-61