Form 10-Q
period 2003-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2004-01-14
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number   0-16130

NORTHLAND CRANBERRIES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1583759

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2930 Industrial Street P.O. Box 8020 Wisconsin Rapids, Wisconsin 54495-8020
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code   (715) 424-4444

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

Class A Common Stock	January 14, 2004	94,091,633

NORTHLAND CRANBERRIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Condensed Consolidated Statement of Shareholders' Equity	6
Notes to Condensed Consolidated Financial Statements	7-11
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12-18
Item 3. Quantitative and Qualitative Disclosure About
Market Risk	18
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19-20
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURE	21
Exhibit Index	22

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	November 30, 2003	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 11,652	$ 9,058
Accounts receivable - net	8,409	8,500
Inventories	26,100	16,240
Prepaid expenses and other current assets	533	1,155
Assets held for sale	1,120	2,241

Total current assets	47,814	37,194
Property and equipment - net	60,280	60,814
Other assets	61	60
Debt issuance cost - net	2,420	2,628

Total assets	$ 110,575	$ 100,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,528	$ 6,484
Accrued liabilities	5,798	6,267
Current maturities of long-term debt:
Outstanding principal payments	6,238	7,372
Future interest payments from debt restructuring	655	700

Current maturities of long-term debt	6,893	8,072

Total current liabilities	29,219	20,823

Long-term debt:
Outstanding principal payments	27,437	28,182
Future interest payments from debt restructuring	5,716	5,837

Long-term debt	33,153	34,019

Total liabilities	62,372	54,842

Shareholders' equity:
Common stock - Class A, $.01 par value, 91,548,580 shares
issued and outstanding	915	915
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(107,614)	(109,963)

Total shareholders' equity	48,203	45,854

Total liabilities and shareholders' equity	$ 110,575	$ 100,696

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended
	November 30, 2003	November 30, 2002
Net revenues	$22,378	$21,739
Cost of sales	(15,393)	(15,165)

Gross profit	6,985	6,574
Selling, general and administrative expenses	(4,012)	(6,594)
Loss on disposal of property & equipment	(2)	0
Other income (Note 3)	0	1,500

Income from operations	2,971	1,480
Interest expense	(634)	(1,040)
Interest income	12	574

Net income	$2,349	$1,014

Net income per common share:
Basic:	$0.03	$0.01
Diluted:	$0.02	$0.01
Shares used in computing net income per share:
Basic	91,548,580	91,548,580
Diluted	100,779,566	101,126,227

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Three Months Ended
	November 30, 2003	November 30, 2002
Operating activities:
Net income	$2,349	$1,014
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	908	893
Amortization of debt issuance costs and debt discount	278	438
Gain on disposal of property and equipment	2	0
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	849	873
Inventories	(9,860)	(7,322)
Accounts payable and accrued liabilities	9,537	5,455

Net cash provided by operating activities	4,063	1,351

Collections on note receivable	0	1,000
Property and equipment purchases	(375)	(196)
Proceeds from disposals of assets held for sale and of
property and equipment	983	715

Net cash provided by investing activities	608	1,519

Financing activities:
Net borrowings under revolving line of credit facility	0	3,179
Payments on long-term debt	(2,077)	(5,086)

Net cash used in financing activities	(2,077)	(1,907)

Net increase in cash and cash equivalents	2,594	963
Cash and cash equivalents, beginning of period	9,058	264

Cash and cash equivalents, end of period	$11,652	$1,227

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED NOVEMBER 30, 2003
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
BALANCE, AUGUST 31, 2003	$915	$154,902	$(109,963)	$45,854
Net income	0	0	2,349	2,349

BALANCE, NOVEMBER 30, 2003	$915	$154,902	$(107,614)	$48,203

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of November 30, 2003 and August 31, 2003 and its related results of operations and cash flows for the three months ended November 30, 2003 and 2002. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Business Risks — Prices paid to growers for raw cranberries are effectively determined by Ocean Spray Cranberries, Inc. ("Ocean Spray"), the industry leader, which controls the bulk of the cranberry supply in North America.

Net Income Per Common Share – Net income per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method.

The weighted average shares outstanding used in calculating net income per common share for the three months ended November 30, 2003 and 2002 consisted of the following:

	November 30, 2003	November 30, 2002
Basic:
Shares outstanding
beginning of period	91,548,580	91,548,580
Issuance of new shares	--	--

Total	91,548,580	91,548,580
Effect of dilution:
Warrants	4,996,635	5,032,525
Options	4,234,351	4,545,122

Diluted	100,779,566	101,126,227

The shares outstanding used to compute the diluted earnings per share for the three months ended November 30, 2003 and 2002 exclude outstanding options to purchase 612,575 and 613,575 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

Accounting for Stock Options — The Company accounts for stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and net income per share as if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards in each period:

	For the Three Months Ended (Dollars in thousands except per share amounts)
	November 30, 2003	November 30, 2002
Net income	$2,349	$1,014
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effect	($ 138)	($ 152)

Pro forma net income	$2,211	$862

Historical and pro forma net
income per common share:
Basic:	$0.02	$0.01
Diluted:	$0.02	$0.01

2.	LEGAL PROCEEDINGS

On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation (“Cliffstar”), pursuant to an asset purchase agreement (“Asset Purchase Agreement”), dated January 4, 2000. Cliffstar was obligated under the Asset Purchase Agreement to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar’s sale of cranberry juice products.

On May 13, 2002, the Company received Cliffstar’s earn-out calculation for 2000. The Company believed Cliffstar’s earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. The Company subsequently received an estimate of the earn-out calculation from Cliffstar in the amount of $1,177,621 for 2001 and $0 for 2002. The Company did not, however, receive from Cliffstar audited earn-out calculations for 2001 or 2002 in accordance with the Asset Purchase Agreement. The Company believed that the estimates provided by Cliffstar for 2001 and 2002 significantly understated the earn-out payments due under the Asset Purchase Agreement.

On June 7, 2002, the Company filed suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company sought compensatory damages in an amount in excess of $1,000,000, plus attorneys’ fees.

During the first quarter of fiscal 2004, the parties reached a settlement in principle. On December 1, 2003, the Company and Cliffstar formalized their agreement by entering into a written Settlement Agreement pursuant to which all disputes between them related to the earn-out have been settled and resolved. The Company will recognize income of approximately $3,000,000 during the second quarter of fiscal 2004 as a result of the settlement.

On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray. The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. Given that the proceeding remains in its early stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company’s financial condition or results of operations.

3.	OTHER INCOME

During fiscal 2003, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years, in connection with the settlement of its claims against a third party warehouse for improper handling of the Company’s inventory. Based on the terms of the settlement agreement, the Company recognized income of $1,500,000 for the three months ended November 30, 2002.

4.	INVENTORIES

Inventories as of November 30, 2003 and August 31, 2003 consisted of the following (in thousands):

	November 30, 2003	August 31, 2003
Raw materials	$22,232	$5,707
Finished goods	3,868	3,650
Deferred crop costs	0	6,883

Total inventories	$26,100	$16,240

5.	LONG-TERM DEBT

Long-term debt as of November 30, 2003 and August 31, 2003 consisted of the following (in thousands):

	November 30, 2003	August 31, 2003
Term loans payable	$4,353	$4,853
Fee note payable	4,079	4,008
Restructured bank notes	7,694	8,643
Restructured insurance company note	16,549	16,868
Other obligations	1,000	1,182

Subtotal Principal Obligations	33,675	35,554
Future interest payments from debt restructuring	6,371	6,537

Total debt	40,046	42,091
Less current maturities of long-term debt	6,893	8,072

Long-term debt	$33,153	$34,019

As of November 30, 2003 and August 31, 2003 the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations.

6.	INCOME TAXES

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

There was no income tax expense recognized, for financial reporting purposes, for either the three months ended November 30, 2003 and 2002 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

7.	CONTINGENCIES

On May 13, 1997, the Company guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of the Company during the year ended August 31, 2001. As of November 30, 2003 the grower (who is no longer an officer of the Company) was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, the Company believes the resolution of this matter will not have an adverse effect on the Company’s financial statements.

The Company has made all scheduled payments on its long-term debt and certain other mandatory prepayments using cash generated from ongoing operations, net proceeds received from the sale of collateralized assets and proceeds from the settlement with Cliffstar (see Note 2). The combination of the prepayments and the decline in interest rates, since the reorganization of the Company’s long-term debt in November 2001, has resulted in a contingent gain of approximately $4.2 million, which is currently classified within long-term debt as estimated future interest payments from debt restructuring in accordance with SFAS No. 15. This contingent gain may change dependent on the timing of future potential prepayments or future changes in interest rates.

8.	ASSETS HELD FOR SALE

The Company completed the sale of the Bridgeton facility in October 2003. Under the terms of the sale, the buyer has assumed the obligation for continued remediation of environmental contamination at the Bridgeton facility and the Company has assigned to the buyer its contractual rights to indemnification for such costs from the previous owner of the facility. In connection with the sale, the buyer has agreed to indemnify the Company from such costs and its obligation to do so is secured, subject to various terms and conditions, by certain assets acquired by the buyer in the transaction.

Assets held for sale as of November 30, 2003 include the land, building and equipment related to the manufacturing facility in Dundee, New York and land and buildings related to a closed storage/distribution facility in Eau Claire, Michigan.

On May 10, 2003, the Company experienced a fire at its facility in Eau Claire, Michigan. On January 9, 2004, the Company sold the facility and on January 6, 2004, the Company received a payment of approximately $1.7 million from its insurance carrier representing the actual cash value of the facility under the terms and conditions of the policy. As a result of these transactions, the Company expects to recognize a gain of approximately $1.4 million during the second quarter of fiscal 2004.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During fiscal 2004, we intend to continue our efforts to improve profitability by increasing gross margins and reducing operating expenses. We intend to continue to focus our marketing efforts on educating consumers about the health benefits of our Northland brand 100% juice products. We intend to continue to focus our efforts on profitable growth while striving to reduce debt.

Total net revenues increased by 2.9% during in the three months ended November 30, 2003 compared to the three months ended November 30, 2002. During the first quarter of fiscal 2004, net income increased to $2.3 million, which was an improvement of $1.3 million compared to the three months ended November 30, 2002. Also in the three months ended November 30, 2003 our cash position improved by $2.6 million and we reduced our long-term and short-term debt by a total of $2.0 million. Shareholders equity also improved by $2.3 million during the first quarter of fiscal 2004.

We ceased operations at the Jackson, Wisconsin facility on November 21, 2003 in an effort to reduce our bottling costs and improve profitability. We have entered into agreements with third party contract packaging providers with plants located in New Jersey, North Carolina, Florida, Arkansas, California and Washington which we believe will satisfy our production needs, contribute to lower costs and allow us to better service our customers throughout the country.

On November 19, 2003, we also announced that we have retained Stephens Inc. of Little Rock, Arkansas, to serve as our financial advisor and assist us in evaluating various strategic alternatives, including, without limitation, potential acquisitions, mergers, joint ventures, licensing arrangements or investments in or potential sale of the company, as well as remaining an independent public company. We intend to work with Stephens to evaluate the means through which we can build on our financial performance, continue to grow the Northland brand and maximize shareholder value.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during the three months ended November 30, 2003.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $8.4 million, net of doubtful accounts of $0.3 million, and $8.5 million, net of doubtful accounts of $0.4 million as of November 30, 2003 and August 31, 2003, respectively.

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

Assets Held for Sale

From time to time, in connection with our management’s ongoing efforts to maximize operating effectiveness, decisions are made to exit certain production or distribution facilities. At the time that our management commits to a decision to exit existing facilities and initiates an active plan to dispose of the facility, an assessment of the recoverability of the carrying value of the long-lived assets of the facility to be closed is made by our management. This assessment requires our management to estimate the fair value of the assets to be disposed of and the estimated cost to sell such assets. To the extent that the carrying value of the assets to be disposed of exceeds the estimated fair value of those assets less their estimated cost to sell, impairment in the value of the assets is recognized.

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

Deferred Gain on Forgiveness of Indebtedness

On November 6, 2001 we completed the restructuring of our then-outstanding debt obligations. In estimating the gain or loss resulting from this restructuring, our management was required to make certain estimates of the future cash payments to be made under the terms of the modified debt. Since the modified debt included provisions for a variable interest rate based on a premium above the lender’s prime borrowing rate, the critical assumption made at the time of the restructuring was the interest rate to be incurred over the life of the debt. For purposes of the determination of the gain from the restructuring, the estimated interest rate over the term of the debt was assumed to be the rate in effect at the date of the restructuring. Since the debt restructuring in November 2001, general economic conditions and other factors have resulted in a reduction of interest rates. Accordingly, interest paid has been less than previously estimated. Assuming interest rates in effect at November 30, 2003 (6.5%) were to continue through the scheduled maturity date of the debt, we would recognize a gain of approximately $4.2 million upon final payment of the principal outstanding.

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

On May 13, 1997, we guaranteed $1,000,000 of outstanding obligations to a bank of an independent cranberry grower who subsequently became an officer of our company during the year ended August 31, 2001. The guarantee was provided to allow the grower to obtain financing for the expansion of its then-existing growing operations. Simultaneous with the issuance of the guarantee, we entered into a multi-year crop purchase agreement pursuant to which the grower is required to sell to us the cranberries harvested from the property. As of November 30, 2003, the grower (who is no longer an officer of our company) was in default with certain terms and conditions contained in the related debt agreements and is currently in the process of restructuring the debt obligations. Based on the current financing alternatives available and the impact of these options on the guarantee, we believe the resolution of this matter will not have a material adverse effect on our financial statements.

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

RESULTS OF OPERATIONS

Total net revenues for the three months ended November 30, 2003 were $22.4 million, an increase of 2.9% from net revenues of $21.7 million in the prior year’s first quarter. The increase resulted primarily from (i) an increase in sales of Northland brand 100% juice products primarily due to an increase in distribution, (ii) an increase in sales of frozen processed cranberries and (iii) an increase in sales of cranberry concentrate. These increases were partly offset by (i) a reduction in co-packing revenue due to the elimination of our co-packing operations and (ii) a decrease in sales of our Seneca brand juice products. Trade industry data for the 12-week period ended November 30, 2003 showed that our Northland brand 100% juice products achieved a 5.5% market share of the supermarket shelf-stable cranberry beverage category on a national basis, up from a 5.4% market share for the 12-week period ended December 1, 2002.

Cost of sales for the three months ended November 30, 2003 was $15.4 million compared to $15.2 million for the first quarter of fiscal 2003, resulting in gross margins of 31.2% and 30.2% in each respective period. The increase in gross margin percentage resulted primarily from higher margins on sales of fresh cranberries and frozen processed cranberries, generally attributable to higher selling prices. This improvement in margins was partly offset by (i) an increase in the cost of cranberries purchased from independent growers and (ii) higher production costs for our branded products attributable to excess capacity at our bottling facility due to reduced co-packing business. With the closure of our Jackson, Wisconsin facility during the first quarter of fiscal 2004, we have discontinued providing contract packaging services to third parties and have transitioned the production of our branded products to our network of third party contract packaging providers.

Selling, general and administrative expenses were $4.0 million, or 17.9% of net revenues, for the three months ended November 30, 2003 compared to $6.6 million, or 30.3% of net revenues, for the first quarter of fiscal 2003. The decrease in selling, general and administrative expenses in the three months ended November 30, 2003 was primarily the result of a $2.7 million decrease in media advertising spending, from $3.5 million in the first quarter of fiscal 2003 to $0.8 million in the first quarter of fiscal 2004.

Interest expense was $0.6 million for the three months ended November 30, 2003 compared to $1.0 million in the prior year’s first quarter. This decrease was the result of reduced debt levels.

Interest income of less than $0.1 million for the first quarter of fiscal 2004 and $0.6 million in the comparable period of fiscal 2003 is associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation, which was paid in full during fiscal 2003.

In the three months ended November 30, 2003, there were no income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

Net income for the three months ended November 30, 2003, increased by 132% to $2.3 million or $0.02 per diluted share compared to net income of $1.0 million or $0.01 per diluted share for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.1 million in the first three months of fiscal 2004 compared to $1.4 million in the same period of fiscal 2003. Receivables, prepaid expenses and other current assets decreased $0.8 million in the first three months of fiscal 2004 compared to a decrease of $0.9 million in the first three months of fiscal 2003. Inventories increased $9.9 million in the first three months of fiscal 2004. This increase resulted primarily as a result of the fall 2003 cranberry harvest and the purchase of cranberries from our contract growers. Accounts payable and accrued liabilities also increased by $9.5 million in the first three months of fiscal 2004, attributable primarily to installment payments due our contract growers for fruit received during the quarter.

Working capital was $18.6 million at November 30, 2003 compared to $16.4 million at August 31, 2003. Our current ratio was 1.6 to 1.0 at November 30, 2003, compared to 1.8 to 1.0 at August 31, 2003. The decrease in the current ratio resulted primarily from the increase in inventories following the fall harvest and the corresponding increase in payables related to cranberries purchased from our contract growers.

Net cash provided by investing activities was $0.6 million in the first quarter of fiscal 2004 compared to $1.5 million in the same period of fiscal 2003. The decrease resulted from payments made by Cliffstar in connection with the settlement of the private label litigation during the first quarter of fiscal 2003. Payments on our note receivable from Cliffstar, prior to the cancellation of the note, contributed toward the positive cash flow in fiscal 2003. In the first quarter of fiscal 2004, proceeds from disposals of miscellaneous property and equipment, primarily as a result of the sale of the Bridgeton facility, provided $1.0 million. In fiscal 2003, proceeds from disposals of property and equipment provided $0.7 million, primarily as a result of the auction of equipment held at our closed facility in Dundee, New York. Purchases of property and equipment were $0.4 million in the first quarter of fiscal 2004 and $0.2 million in the first quarter of fiscal 2003.

Our net cash used in financing activities was $2.1 million in the first quarter of fiscal 2004 compared to $1.9 million in the first quarter of the prior year. In the first quarter of fiscal 2004 we made payments on long-term debt and other obligations of $2.1 million compared to $5.1 million in the same period of fiscal 2003. During the first quarter of fiscal 2003 we borrowed $3.2 million under our revolving credit facility. In both periods, monthly principal payments were made on other obligations, and in the first quarter of fiscal 2004 additional principal payments were made as required under our restructured debt agreements.

The following schedule sets forth our contractual long-term debt obligations as of November 30, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal debt
obligations	$33,675	$6,238	$9,083	$3,214	$15,140
Future interest payments
from debt restructuring	6,371	655	696	709	4,311

Total debt	$40,046	$6,893	$9,779	$3,923	$19,451

As of November 30, 2003, we had no outstanding borrowings under our $30.0 million revolving credit facility with Foothill and Ableco. As of November 30, 2003, we had approximately $13.1 million of unused borrowing availability under the facility.

We believe that we will be able to fund our ongoing operational needs for fiscal 2004 through (i) cash generated from operations and (ii) financing available under our revolving credit facility with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of November 30, 2003, we were in compliance with all of our debt arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain “forward-looking statements” in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to reinvigorate our Northland and Seneca brand names, distribution capabilities and branded products market share and generate increased levels of branded product sales; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) the resolution of certain litigation related to claims asserted by us against our principal competitor regarding what we believe to be anticompetitve tactics and unlawful monopolization within the cranberry products industry; (v) agricultural factors affecting our crop and the crop of other North American growers; (vi) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements; and (vii) our ability to identify, evaluate and successfully execute any strategic alternatives. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of November 30, 2003, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Vice President – Finance, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Vice President — Finance to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 8, 2000, the Company sold the net assets of its private label juice business to Cliffstar Corporation (“Cliffstar”), pursuant to an asset purchase agreement (“Asset Purchase Agreement”), dated January 4, 2000. Cliffstar was obligated under the Asset Purchase Agreement to make certain annual earn-out payments to the Company for a period of six years from the closing date based generally on operating profit from Cliffstar’s sale of cranberry juice products.

On May 13, 2002, the Company received Cliffstar’s earn-out calculation for 2000. The Company believed Cliffstar’s earn-out calculation was not prepared in accordance with the Asset Purchase Agreement. The Company subsequently received an estimate of the earn-out calculation from Cliffstar in the amount of $1,177,621 for 2001 and $0 for 2002. The Company did not, however, receive from Cliffstar audited earn-out calculations for 2001 or 2002 in accordance with the Asset Purchase Agreement. The Company believed that the estimates provided by Cliffstar for 2001 and 2002 significantly understated the earn-out payments due under the Asset Purchase Agreement.

On June 7, 2002, the Company filed suit against Cliffstar in the United States District Court, Northern District of Illinois, seeking access to all relevant books and records of Cliffstar relating to the earn-out calculations and claiming Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The Company sought compensatory damages in an amount in excess of $1,000,000, plus attorneys’ fees.

During the first quarter of fiscal 2004, the parties reached a settlement in principle. On December 1, 2003, the Company and Cliffstar formalized their agreement by entering into a written Settlement Agreement pursuant to which all disputes between them related to the earn-out have been settled and resolved. The Company will recognize income of approximately $3,000,000 during the second quarter of fiscal 2004 as a result of the settlement.

On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. (“Ocean Spray”). The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. Given that the proceeding remains in its early stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company’s financial condition or results of operations.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 9, 2003, Wells Fargo Foothill, Inc., f/k/a Foothill Capital Corporation, purchased 2,543,053 shares of Class A Common Stock for a purchase price $25,430.53 pursuant to the terms and conditions of Northland Cranberries, Inc. Common Stock Purchase Warrant No. W-1 dated November 6, 2001. We issued these shares in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits

Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.	Form 8-K

We furnished the following Current Report on Form 8-K during the first quarter fiscal 2004:

Date Filed	Date of Report	Item
November 19, 2003	November 19, 2003	Item 9 - Regulation FD Disclosure -
Press release announcing financial
results for the fourth quarter and year
ended August 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: January 14, 2004	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of
Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal
Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
31.2	Certification of Nigel J. Cooper, Vice President - Finance of Northland
Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations,
Section 240.13a-14(a), as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and
Nigel J. Cooper, Vice President - Finance, of Northland Cranberries, Inc.,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.