Form 10-Q
period 2004-02-29
NORTHLAND CRANBERRIES INC /WI/
filed 2004-04-14
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    February 29, 2004

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).    Yes         No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock	April 14, 2004	94,091,633

NORTHLAND CRANBERRIES, INC.
FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	February 29, 2004	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,618	$9,058
Accounts receivable - net	5,168	8,500
Inventories	26,252	16,240
Prepaid expenses and other current assets	770	1,155
Assets held for sale	519	2,241

Total current assets	35,327	37,194
Property and equipment - net	56,411	60,814
Other assets	61	60
Note receivable	800	0
Debt issuance cost - net	2,213	2,628

Total assets	$94,812	$100,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,533	$6,484
Accrued liabilities	3,315	6,267
Current maturities of long-term debt:
Outstanding principal payments	4,042	7,372
Future interest payments from debt restructuring	217	700

Current maturities of long-term debt	4,259	8,072

Total current liabilities	19,107	20,823

Long-term debt:
Outstanding principal payments	19,692	28,182
Future interest payments from debt restructuring	1,253	5,837

Long-term debt	20,945	34,019

Total liabilities	40,052	54,842

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 and 91,548,580 shares
issued and outstanding, respectively	941	915
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(101,083)	(109,963)

Total shareholders' equity	54,760	45,854

Total liabilities and shareholders' equity	$94,812	$100,696

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net revenues	$16,703	$24,846	$39,080	$46,585

Cost of sales	(10,906)	(16,550)	(26,299)	(31,715)

Gross profit	5,797	8,296	12,781	14,870
Selling, general and administrative expenses	(6,094)	(7,465)	(10,106)	(14,059)
Loss on disposal of property & equipment	(324)	0	(326)	0
Write down of assets held for sale	(558)	0	(558)	0
Other income (Note 3)	3,000	0	3,000	1,500

Income from operations	1,821	831	4,791	2,311
Interest expense	(622)	(1,036)	(1,256)	(2,076)
Gain on debt extinguishment	5,339	0	5,339	0
Interest income	13	542	26	1,116

Income before taxes	6,551	337	8,900	1,351
Income tax expense	(20)	0	(20)	0

Net income	$6,531	$337	$8,880	$1,351

Net income per common share:
Basic:	$0.07	$0.00	$0.10	$0.01
Diluted:	$0.06	$0.00	$0.09	$0.01
Shares used in computing net income per share:
Basic	93,868,068	91,548,580	92,708,324	91,548,580
Diluted	100,914,582	101,050,054	100,848,579	101,088,141

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Six Months Ended
	February 29, 2004	February 28, 2003
Operating activities:
Net income	$8,880	$1,351
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	1,756	1,798
Amortization of debt issuance costs and debt discount	557	853
Gain on debt extinguishment	(5,339)	0
Provision for writedown of assets held for sale	558	0
Loss on disposal of property and equipment	326	0
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	3,937	1,374
Inventories	(10,012)	(4,556)
Accounts payable and accrued liabilities	2,571	589

Net cash provided by operating activities	3,234	1,409

Investing activities:
Collections on note receivable	0	2,000
Issuance of note receivable	(800)	0
Property and equipment purchases	(733)	(355)
Proceeds from disposals of assets held for sale and of
property and equipment	3,997	757

Net cash provided by investing activities	2,464	2,402

Financing activities:
Net borrowings under revolving line of credit facility	0	4,973
Payments on long-term debt	(12,164)	(8,668)
Proceeds from issuance of common stock	26	0

Net cash used in financing activities	(12,138)	(3,695)

Net (decrease) increase in cash and cash equivalents	(6,440)	116
Cash and cash equivalents, beginning of period	9,058	264

Cash and cash equivalents, end of period	$2,618	$380

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid during the six months for:
Interest	$735	$1,279

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED FEBRUARY 29, 2004
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, August 31, 2003	$915	$154,902	$(109,963)	$45,854
Stock warrants exercised
(2,543,053 shares)	26	0	0	26
Net income	0	0	8,880	8,880

Balance, February 29, 2004	$941	$154,902	$(101,083)	$54,760

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of February 29, 2004 and August 31, 2003, its related results of operations for the three and six months ended February 29, 2004 and February 28, 2003, and its cash flows for the six months ended February 29, 2004 and February 28, 2003. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Business Risks — Prices paid to growers for raw cranberries are effectively determined by Ocean Spray, the industry leader, which controls the bulk of the cranberry supply in North America.

Net Income Per Common Share – Net income per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares using the treasury stock method.

The weighted average shares outstanding used in calculating net income per common share for the three and six months ended February 29, 2004 and February 28, 2003 consisted of the following:

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Basic:
Shares outstanding
beginning of period	91,548,580	91,548,580	91,548,580	91,548,580
Issuance of new shares	2,319,488	--	1,159,744	--

Total	93,868,068	91,548,580	92,708,324	91,548,580
Effect of dilution:
Warrants	2,511,295	5,024,714	3,753,965	5,028,620
Options	4,535,219	4,476,760	4,386,290	4,510,941

Diluted	100,914,582	101,050,054	100,848,579	101,088,141

The shares outstanding used to compute the diluted earnings per share for the three and six months ended February 29, 2004 and February 28, 2003 exclude outstanding options to purchase 613,575 and 613,575 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

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

	For the Three Months Ended		For the Six Months Ended
	(Dollars in thousands except per share amounts)
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income	$6,531	$337	$8,880	$1,351
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effect	($ 170)	($ 99)	($ 341)	($ 198)

Pro forma net income	$6,361	$238	$8,539	$1,153

Historical and pro forma net income
per common share:
Basic:
Pro forma	$0.07	$0.00	$0.09	$0.01
Historical	$0.07	$0.00	$0.10	$0.01
Diluted:
Pro forma	$0.06	$0.00	$0.08	$0.01
Historical	$0.06	$0.00	$0.09	$0.01

2.	LEGAL PROCEEDINGS

On November 11, 2002, the Company together with Clermont, Inc, filed an antitrust lawsuit against Ocean Spray Cranberries, Inc. (“Ocean Spray”). The lawsuit, which is pending in the United Stated District Court for the District of Massachusetts, alleges that Ocean Spray has engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. Given that the proceeding remains in its early stages, management is unable to predict the outcome of this matter with certainty. However, management does not believe that the resolution of this matter will have an adverse effect on the Company’s financial statements.

3.	OTHER INCOME

On December 1, 2003, the Company and Cliffstar Corporation (“Cliffstar”) settled all disputes between them relating to the earn-out payments the Company was entitled to under an Asset Purchase Agreement previously entered into by the parties in connection with the sale of the net assets of the Company’s private label juice business to Cliffstar. As a result, the Company recognized income of $3,000,000 during the three months ended February 29, 2004.

During fiscal 2003, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years, in connection with the settlement of claims made by the Company against a third party storage facility for improper handling of the Company’s inventory following delivery. Based on the terms of the settlement agreement, the Company recognized income of $1,500,000 for the six months ended February 28, 2003.

4.	ASSETS HELD FOR SALE

On January 6, 2004, the Company sold its facility in Eau Claire, Michigan and on January 9, 2004, the Company received a payment of approximately $1,700,000 from its insurance carrier under the terms and conditions of its policy in connection with losses experienced by the Company as a result of a fire at the facility on May 10, 2003. As a result of these transactions, the Company recognized a gain of approximately $1,500,000 during the three months ended February 29, 2004.

Assets held for sale as of February 29, 2004 include the land and buildings related to former manufacturing facilities located in Dundee, New York and Jackson, Wisconsin. The facility in Dundee, New York was written down by $558,000 in the three months ended February 29, 2004 based on additional information received during the period. The Company also recognized a loss of approximately $1,900,000 in connection with the sale at auction of certain equipment from its Jackson, Wisconsin facility on February 4, 2004. Proceeds from the sale of $1,262,000 were used to reduce debt outstanding. In March 2004, the Company entered into an agreement to sell the facility and land in Jackson, Wisconsin. The Company anticipates that it will recognize a gain of approximately $2,900,000 when it completes the closing of this transaction in the fourth quarter of fiscal 2004.

5.	INVENTORIES

Inventories as of February 29, 2004 and August 31, 2003 consisted of the following (in thousands):

	February 29, 2004	August 31, 2003
Raw materials	$20,195	$5,707
Finished goods	3,749	3,650
Deferred crop costs	2,308	6,883

Total inventories	$26,252	$16,240

6.	LONG-TERM DEBT

Long-term debt as of February 29, 2004 and August 31, 2003 consisted of the following (in thousands):

	February 29, 2004	August 31, 2003
Term loans payable	$2,590	$4,853
Fee note payable	4,151	4,008
Restructured bank notes	0	8,643
Restructured insurance company note	16,231	16,868
Other obligations	762	1,182

Subtotal Principal Obligations	23,734	35,554
Future interest payments from debt restructuring	1,470	6,537

Total debt	25,204	42,091
Less current maturities of long-term debt	4,259	8,072

Long-term debt	$20,945	$34,019

A gain of approximately $5,300,000 was recognized in the three months ended February 29, 2004 as a result of the pay off of the restructured bank notes. This gain is the recognition of the future interest payments from the restructuring of the Company’s bank note debt in November 2001.

As of February 29, 2004 and August 31, 2003, the Company was in compliance with financial covenants contained in its agreements covering its long-term debt obligations.

7.	INCOME TAXES

The Company accounts for income taxes using an asset and liability approach that generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized.

The income tax expense recognized in the three months and six months ended February 29, 2004 of $20,000 relates to state income taxes. The Company did not incur any federal tax liability for either the three or six months ended February 29, 2004 and February 28, 2003 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

8.	NOTE RECEIVABLE

On January 28, 2004 the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company evidenced by a single promissory note secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan was made in connection with the restructuring of certain debt obligations of the grower, $1,000,000 of which were guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.

9.	COMMON STOCK

On December 9, 2003, Wells Fargo Foothill Inc. f/k/a Foothill Capital Corporation (“Foothill”) purchased 2,543,053 shares of Class A Common Stock for an aggregate purchase price of $25,430.53 pursuant to the terms and conditions of Northland Cranberries, Inc. Common Stock Purchase Warrant No. W-1 dated November 6, 2001 and issued to Foothill as part of the consideration to provide credit facilities to the Company in connection with the restructuring of the Company’s debt and equity on November 6, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

During the six months ended February 29, 2004, net income was $8.9 million, which was an improvement of $7.5 million compared to the six months ended February 28, 2003. Also in the six months ended February 29, 2004 we reduced our long-term and short-term debt by a total of $16.9 million. Shareholders equity also improved by $8.9 million during the first half of fiscal 2004 to $54.8 million.

Total net revenues decreased by 16.1% during the six months ended February 29, 2004 compared to the six months ended February 28, 2003. This decrease resulted primarily from a reduction in sales of cranberry concentrate to industrial ingredient customers which we believe is attributable to (i) an increase in competition during the period which resulted in lower sales volume and prices and (ii) a decrease in sales of branded products which we believe is attributable to an overall increase in trade spending by competitors and an overall decrease in sales throughout the shelf stable juice category due to recent publicity concerning diets low in carbohydrates.

During the remainder of fiscal 2004, we intend to continue to focus our marketing efforts on educating consumers about the health benefits and generally higher cranberry content of our Northland brand 100% juice products. We also intend to continue to focus on profitable growth while striving to reduce debt.

On November 19, 2003, we announced that we retained Stephens Inc. of Little Rock, Arkansas, to serve as our financial advisor and assist us in evaluating various strategic alternatives, including, without limitation, potential acquisitions, mergers, joint ventures, licensing arrangements or investments in or potential sale of the company, as well as remaining an independent public company. We are working with Stephens Inc. to evaluate the means through which we can build on our financial performance, continue to grow the Northland brand and maximize shareholder value.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, assets held for sale and income taxes. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and operating results and require management’s most difficult judgments:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during the six months ended February 29, 2004.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $5.2 million, net of doubtful accounts of $0.4 million, and $8.5 million, net of doubtful accounts of $0.4 million as of February 29, 2004 and August 31, 2003, respectively.

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

Estimates of the fair value of the assets to be disposed of are generally based on a discounted cash flow analysis or substantive purchase offers from viable potential buyers. Estimates of the value are impacted by a variety of relevant factors, including, but not limited to, alternative future uses of such assets, the availability of potential buyers, general economic conditions, current legal restrictions, if any, on the use of the assets, and any relevant legal issues. Our management continues to evaluate all available evidence of the fair value of the assets to be disposed of and makes any necessary adjustments at the time that additional information becomes available. During the quarter ended February 29, 2004, we recorded an additional impairment writedown of $0.6 million related to a closed facility that is held for sale.

Realization of Deferred Tax Assets

We have net deferred tax assets of $35.8 million and a valuation allowance against these assets of $35.8 million resulting in a no deferred income tax assets being recorded on our consolidated balance sheet or other financial statements. Of this amount, $31.2 million of the deferred tax assets relate to tax loss carryforwards.

As of August 31, 2003, we had, for federal and state income tax purposes, net operating loss carryforwards of approximately $79.5 million, which expire in 2021 and 2022, available to offset future federal taxable income. In addition, as of August 31, 2003, we had approximately $2.0 million of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

Deferred Gain on Forgiveness of Indebtedness

On November 6, 2001 we completed the restructuring of our then-outstanding debt obligations. The modified debt included provisions for a variable interest rate based on a premium above the lender’s prime borrowing rate, the critical assumption made at the time of the restructuring was the interest rate to be incurred over the life of the debt. For purposes of the determination of the gain from the restructuring, the interest rate used for the debt was the rate in effect at the date of the restructuring. Since the debt restructuring in November 2001, general economic conditions and other factors have resulted in a reduction of interest rates. Accordingly, interest paid has been less than previously estimated. Interest rates in effect at February 29, 2004 were 6.5%, therefore, we recognize a gain of approximately $5.3 million upon final payment of the principal outstanding.

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

RESULTS OF OPERATIONS

Total net revenues for the three months ended February 29, 2004 were $16.7 million, a decrease of 32.8% from net revenues of $24.8 million in the prior year’s second quarter. The decrease resulted primarily from (i) a 23.4% decrease in sales of cranberry concentrates and frozen cranberries, (ii) an 8.5% decrease in sales of Northland brand juice products and (iii) a 6.5% decrease in sales of Seneca brand juice products. Partly offsetting these sales declines were lower trade incentives for the quarter of $1.6 million or 6.5%. Net revenues for the six months ended February 29, 2004 were $39.1 million, a decrease of 16.1% from net revenues of $46.6 million in the corresponding period for the prior year. The decrease resulted primarily from (i) a decrease in sales of cranberry concentrates of 7.7%, (ii) a decrease in co-packing revenues 2.8% due to the closure of our Jackson, Wisconsin bottling facility, (iii) a decrease in sales of Northland brand juice products of 2.8% and (iv) a decrease in sales of Seneca brand juice products of 6.7%. Partly offsetting these decreases in sales from last year were sales of fresh and frozen cranberries, which increased by 2.1%, and a decrease in trade incentives of $0.9 million or 1.9%.

Trade industry data for the 12-week period ended February 22, 2004 showed that our Northland brand 100% juice products achieved a 5.3% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 5.6% market share for the 12-week period ended February 28, 2003. We believe this decrease is attributable in part to an increase in publicity related to “low carb” diets, as well as an increase in trade spending by our competitors. Nonetheless, we continue to gain distribution with our Northland brand juice products in the retail grocery channel. As of February 22, 2004, our Northland 100% juice cranberry products were available in supermarkets nationwide that account for approximately 74.3% of total grocery sales, up from 66.8% as of February 22, 2003.

Cost of sales for the three months ended February 29, 2004 was $10.9 million compared to $16.6 million for the second quarter of fiscal 2003, resulting in gross margins of 34.7% and 33.4% in each respective period. The increase in gross margin percentage resulted primarily from higher margins on sales of our branded juice products as a result of a decrease in trade spending for the quarter and lower manufacturing costs. This improvement in margins was partly offset by an increase in the cost of cranberry concentrate due to higher prices paid to our contract growers for cranberries. Cost of sales for the six months ended February 29, 2004 was $26.3 million compared to $31.7 million for the same period of fiscal 2003, resulting in gross margins of 32.7% and 31.9% in each respective period. The increase in gross margin percentage in the six months ended February 29, 2004 was primarily the result of higher selling prices for cranberry concentrate and frozen processed cranberries over the same period in fiscal 2003.

Selling, general and administrative expenses were $6.1 million, or 36.5% of net revenues, for the three months ended February 29, 2004 compared to $7.5 million, or 30.0% of net revenues, for the second quarter of fiscal 2003. The increase in expenses as a percentage of net revenues was primarily due to lower sales volume for the quarter and certain nonrecurring expenses primarily related to the closure of our Jackson, Wisconsin facility. Overall, there was a $1.4 million decrease in selling, general and administrative expenses in the three months ended February 29, 2004 which was primarily the result of a $2.0 million decrease in media advertising spending, from $4.0 million in the second quarter of fiscal 2003 to $2.0 million in the second quarter of fiscal 2004. For the six months ended February 29, 2004, selling, general and administrative expenses were $10.1 million, or 25.9% of net revenues, compared to $14.1 million, or 30.2% of net revenues, for the first six months of fiscal 2003. This decrease was primarily the result of a $4.8 million decrease in advertising media expenses. Partly offsetting this decrease was a $0.8 million increase in expenses related to the closure of our Jackson facility.

There was a net loss on the disposal of property and equipment of $0.3 million in the three months and six months ended February 29, 2004 related to the sale of equipment in connection with the closure of our Jackson facility. Partly offsetting this loss was a gain of $1.5 million attributable to payments made under our insurance policy in connection with losses experienced as a result of a fire at our former warehouse facility in Eau Claire, Michigan and upon the subsequent sale of that facility.

There was a write down of assets held for sale in the three months and six months ended February 29, 2004 in the amount of $0.6 million related to our closed Dundee, New York facility. As a result of ongoing efforts to sell this facility, recent purchase offers indicated an additional impairment charge related to the value of the property was appropriate.

Other income was $3.0 million for the six months ended February 29, 2004 as a result of the settlement of the dispute with Cliffstar Corporation related to earn-out payments due under an Asset Purchase Agreement entered into in connection with the sale of our private label juice business to Cliffstar. Other income for the six months ended February 28, 2003 was $1.5 million due to the recognition of a gain from the settlement of claims made by the Company against a third party storage facility for improper handling of the Company’s inventory following delivery. Interest expense was $0.6 million for the three months ended February 29, 2004 compared to $1.0 million in the prior year’s second quarter. Interest expense for the six months ended February 29, 2004 was $1.3 million compared to $2.1 million during the same period in fiscal 2003. Interest expense in the respective periods was lower as result of reduced debt levels.

A gain of $5.3 million was recognized in the three months ended February 29, 2004 as a result of the prepayment in full of the term note held by one of our lenders. This gain is the recognition of the future interest payments, as previously established in accordance with SFAS No.15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” from the restructuring of the Company’s debt in November 2001.

Interest income was less than $0.1 million for the three and six months periods ended February 29, 2004 compared to $0.5 million and $1.1 in the comparable periods of fiscal 2003. The interest income in fiscal 2003 was associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation, which was paid in full during fiscal 2003.

In the six months ended February 29, 2004, there were no federal income taxes on operating income due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided. There was $20,000 of state income taxes expensed in the three and six months ended February 29, 2004.

Net income for the three months ended February 29, 2004, increased by 1,840% to $6.5 million, or $0.06 per diluted share, compared to net income of $0.3 million, or $0.00 per diluted share, for the second quarter of fiscal 2003. Net income for the six months ended February 29, 2004 increased by 558% to $8.9 million, or $0.09 per diluted share, compared to $1.4 million, or $0.01 per diluted share, of net income for the first six months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.2 million in the first six months of fiscal 2004 compared to $1.4 million in the same period of fiscal 2003. Receivables, prepaid expenses and other current assets decreased $3.9 million in the first six months of fiscal 2004 compared to a decrease of $1.4 million for the same period in fiscal 2003. This decrease was due to lower sales levels during the first six months ended February 29, 2004 than for the first six months ended February 28, 2003. Inventories increased $10.0 million in the first six months of fiscal 2004 compared to $4.6 million in the first six months of fiscal 2003. Inventories increased by $5.4 million more in the first six months of fiscal 2004 than for the same period in fiscal 2003 due to the combination of lower sales volumes and higher prices paid to our contract growers for cranberries. Accounts payable and accrued liabilities increased by $2.6 million in the first six months of fiscal 2004 compared to $0.6 million in the first six months of fiscal 2003. The increase in accounts payable was primarily due to higher prices paid to our contract growers for cranberries.

Working capital was $16.2 million at February 29, 2004 compared to $16.4 million at August 31, 2003. Our current ratio was 1.9 to 1.0 at February 29, 2004, compared to 1.8 to 1.0 at August 31, 2003.

Net cash provided by investing activities was $2.5 million in the first six months of fiscal 2004 compared to $2.4 million in the same period of fiscal 2003. In the first six months of fiscal 2004, proceeds from disposals of property and equipment, primarily as a result of the sale of the Bridgeton and Eau Claire facilities and Jackson equipment auction, provided $4.0 million. In fiscal 2003, proceeds from disposals of property and equipment provided $0.8 million, primarily as a result of the auction of equipment held at our closed facility in Dundee, New York. Purchases of property and equipment were $0.7 million in fiscal 2004 and $0.4 million in fiscal 2003. In the first six months of fiscal 2004, we also loaned $0.8 million to one of our independent contract growers (see Note 8).

Our net cash used in financing activities was $12.1 million in the first six months of fiscal 2004 compared to $3.7 million in the same period of the prior year. In the first six months of fiscal 2004, we made principal payments on long-term debt and other obligations of $12.2 million as required under our restructured debt agreements compared to $8.7 million in the same period of fiscal 2003. The $12.2 million in principal payments was primarily comprised of $8.8 million in payments to US Bank resulting in the elimination of the bank note to US Bank and principal payments to Wells Fargo Foothill Inc. totaling $2.3 million. Principal payments were made on other long-term debt totaling $1.1 million. In both fiscal 2004 and fiscal 2003, monthly principal payments were made on other obligations and additional payments were made as required under our restructured debt agreements.

The following schedule sets forth our contractual long-term debt obligations as of February 29, 2004 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal debt
obligations	$23,734	$4,042	$5,745	$1,423	$12,524
Future interest payments
from debt restructuring	1,470	217	351	464	438

Total debt	$25,204	$4,259	$6,096	$1,887	$12,962

As of February 29, 2004, we had no outstanding borrowings under our $30.0 million revolving credit facility with Wells Fargo Foothill and Ableco. As of February 29, 2004, we had approximately $11.4 million of unused borrowing availability under the facility. Proceeds of $1.3 million from the sale of equipment at our Jackson, Wisconsin facility were used to reduce our Wells Fargo Foothill long-term debt. We intend to pay the remaining balance of our long-term debt to Wells Fargo Foothill of approximately $2.6 million upon the closing of the sale of our Jackson facility (see Note 4).

We believe we will be able to fund our ongoing operational needs for fiscal 2004 through (i) cash generated from operations and (ii) financing available under our revolving credit facility with Wells Fargo Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of February 29, 2004, we were in compliance with all of our debt arrangements.

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

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of February 29, 2004, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $6,000.

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

There have been no material developments in the legal proceedings described in our Quarterly Report on Form 10-Q for the three months ended November 30, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 9, 2003, Wells Fargo Foothill Inc. f/k/a Foothill Capital Corporation purchased 2,543,053 shares of Class A Common Stock for a purchase price $25,430.53 pursuant to the terms and conditions of Northland Cranberries, Inc. Common Stock Purchase Warrant No. W-1 dated November 6, 2001. The shares sold are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933 because they were sold by the issuer in a transaction not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of shareholders held on January 7, 2004, the following nine individuals, who constitute our entire board of directors, were elected to serve as directors of the Company to hold office until the next annual meeting of our shareholders and until their successors are duly qualified and elected:

	Total Votes Voted "For"	Total Votes Withholding Authority
John Swendrowski	82,620,690	283,948
Marc J. Leder	82,633,336	271,302
Rodger R. Krouse	82,630,818	273,820
Clarence E. Terry	82,634,243	270,395
Kevin J. Calhoun	82,631,263	273,375
T. Scott King	82,633,951	270,687
George R. Rea	82,816,098	88,540
Patrick J. Sullivan	82,816,622	88,016
C. Daryl Hollis	82,819,716	84,922

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits

Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

B.	Form 8-K

No Current Reports on Form 8-K were filed during the second quarter of fiscal 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: April 14, 2004	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President - Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.