Form 10-Q
period 2004-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2004-07-15
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).   Yes         No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock	July 15, 2004	94,091,633

NORTHLAND CRANBERRIES, INC.
FORM 10-Q INDEX

PART I.	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Net Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Condensed Consolidated Statement of Shareholders' Equity	6
	Notes to Condensed Consolidated Financial Statements	7 - 11
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18
Item 3.	Quantitative and Qualitative Disclosure About
	Market Risk	19
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
	Equity Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 6.	Exhibits and Reports on Form 8-K	20 - 21
	SIGNATURE	22
	Exhibit Index	23

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	May 31, 2004	August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,301	$9,058
Accounts receivable - net	5,688	8,500
Inventories	25,522	16,240
Prepaid expenses and other current assets	801	1,155
Assets held for sale	219	2,241

Total current assets	34,531	37,194
Property and equipment - net	55,789	60,814
Other assets	61	60
Note receivable	800	0
Debt issuance cost - net	2,005	2,628

Total assets	$93,186	$100,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit facility	$1,438	$0
Accounts payable	9,295	6,484
Accrued liabilities	2,811	6,267
Current maturities of long-term debt:
Outstanding principal payments	3,772	7,372
Future interest payments from debt restructuring	250	700

Current maturities of long-term debt	4,022	8,072

Total current liabilities	17,566	20,823

Long-term debt:
Outstanding principal payments	18,936	28,182
Future interest payments from debt restructuring	1,174	5,837

Long-term debt	20,110	34,019

Total liabilities	37,676	54,842

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 and 91,548,580 shares
issued and outstanding, respectively	941	915
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(100,333)	(109,963)

Total shareholders' equity	55,510	45,854

Total liabilities and shareholders' equity	$93,186	$100,696

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net revenues	$18,380	$22,649	$57,461	$69,234

Cost of sales	(12,533)	(15,977)	(38,832)	(47,692)

Gross profit	5,847	6,672	18,629	21,542
Selling, general and administrative expenses	(4,489)	(5,089)	(14,595)	(19,148)
(Loss)/gain on disposal of property & equipment	(64)	17	(390)	17
Write down of assets held for sale	0	0	(558)	0
Other income (Note 3)	0	89	3,000	1,589

Income from operations	1,294	1,689	6,086	4,000
Interest expense	(543)	(944)	(1,799)	(3,020)
Gain on debt extinguishment	0	0	5,339	0
Interest income	11	490	37	1,606

Income before taxes	762	1,235	9,663	2,586
Income tax expense	(13)	0	(33)	0

Net income	$749	$1,235	$9,630	$2,586

Net income per common share:
Basic:	$0.01	$0.01	$0.10	$0.03
Diluted:	$0.01	$0.01	$0.10	$0.03
Shares used in computing net income per share:
Basic	94,091,633	91,548,580	93,172,793	91,548,580
Diluted	101,131,514	101,020,905	100,946,257	101,065,728

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended
	May 31, 2004	May 31, 2003
Operating activities:
Net income	$9,630	$2,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	2,559	2,693
Amortization of debt issuance costs and debt discount	837	1,244
Gain on debt extinguishment	(5,339)	0
Provision for writedown of assets held for sale	558	0
Loss/(gain) on disposal of property and equipment	390	(17)
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	3,385	7,033
Inventories	(9,282)	(1,826)
Accounts payable and accrued liabilities	(216)	(2,300)

Net cash provided by operating activities	2,522	9,413

Investing activities:
Collections on note receivable	0	23,000
Issuance of note receivable	(800)	0
Property and equipment purchases	(912)	(550)
Proceeds from disposals of assets held for sale and of
property and equipment	4,233	767

Net cash provided by investing activities	2,521	23,217

Financing activities:
Net borrowings/(payments) under revolving line of credit facility	1,437	(560)
Payments on long-term debt	(13,263)	(25,085)
Proceeds from issuance of common stock	26	0

Net cash used in financing activities	(11,800)	(25,645)

Net (decrease) increase in cash and cash equivalents	(6,757)	6,985
Cash and cash equivalents, beginning of period	9,058	264

Cash and cash equivalents, end of period	$2,301	$7,249

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid during the nine months for:
Interest	$1,802	$1,842

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MAY 31, 2004
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, August 31, 2003	$915	$154,902	$(109,963)	$45,854
Stock warrants exercised
(2,543,053 shares)	26	0	0	26
Net income	0	0	9,630	9,630

Balance, May 31, 2004	$941	$154,902	$(100,333)	$55,510

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of May 31, 2004 and August 31, 2003, its related results of operations for the three and nine months ended May 31, 2004 and 2003, respectively, and its cash flows for the nine months ended May 31, 2004 and 2003, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2003 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

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

The weighted average shares outstanding used in calculating net income per common share for the three and nine months ended May 31, 2004 and 2003 consisted of the following:

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Basic:
Shares outstanding
beginning of period	94,091,633	91,548,580	91,548,580	91,548,580
Issuance of new shares	--	--	1,624,213	--

Total	94,091,633	91,548,580	93,172,793	91,548,580
Effect of dilution:
Warrants	2,511,018	5,021,725	3,339,649	5,026,321
Options	4,528,863	4,450,600	4,433,815	4,490,827

Diluted	101,131,514	101,020,905	100,946,257	101,065,728

The shares outstanding used to compute the diluted earnings per share for the three and nine months ended May 31, 2004 and 2003 exclude outstanding options to purchase 598,825 and 613,575 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

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

	For the Three Months Ended		For the Nine Months Ended
	(Dollars in thousands except per share amounts)

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income	749	$1,235	$9,630	$2,586
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effect	($ 115)	($ 112)	($ 346)	($ 336)

Pro forma net income	634	$1,123	$9,284	$2,250

Historical and pro forma net income
per common share:
Basic:
Pro forma	$0.01	$0.01	$0.10	$0.02
Historical	$0.01	$0.01	$0.10	$0.03
Diluted:
Pro forma	$0.01	$0.01	$0.09	$0.02
Historical	$0.01	$0.01	$0.10	$0.03

2.	LEGAL PROCEEDINGS

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

On December 1, 2003, the Company and Cliffstar Corporation (“Cliffstar”) settled all disputes between them relating to the earn-out payments the Company was entitled to under an Asset Purchase Agreement previously entered into by the parties in connection with the sale of the net assets of the Company’s private label juice business to Cliffstar. As a result, the Company recognized income of $3,000,000 during the nine months ended May 31, 2004.

During fiscal 2003, the Company received cash proceeds in the amount of $1,500,000, as well as $200,000 in credits toward storage fees over the next four years, in connection with the settlement of claims made by the Company against a third party storage facility for improper handling of the Company’s inventory following delivery. Based on the terms of the settlement agreement, the Company recognized income of $1,500,000 for the nine months ended May 31, 2003. The Company also recognized income of $89,000 for the three months ended May 31, 2003 as a result of the settlement of a dispute related to the sale of the net assets of its private label juice business.

4.	ASSETS HELD FOR SALE

During the nine months ended May 31, 2004, the Company’s former bottling facility in Dundee, New York was written down by $558,000 to its estimated fair market value. On April 23, 2004, the Company sold this facility and the net proceeds from the sale of approximately $244,000 were used to reduce debt. The Company also sold its facility in Eau Claire, Michigan on January 6, 2004, and on January 9, 2004, the Company received a payment of approximately $1,700,000 from its insurance carrier under the terms and conditions of its policy in connection with losses experienced by the Company as a result of a fire at the facility on May 10, 2003. As a result of these transactions, the Company recognized a gain of approximately $1,500,000 during the nine months ended May 31, 2004.

Assets held for sale as of May 31, 2004 include the land and buildings related to former manufacturing facilities located in Jackson, Wisconsin. During the nine months ended May 31, 2004, the Company recognized a loss of approximately $1,900,000 in connection with the sale of certain equipment from this facility. Proceeds from the sale of $1,262,000 were used to reduce debt. On June 17, 2004, the Company sold the facility and anticipates that it will recognize a gain of approximately $2,900,000 related to the sale in the fourth quarter of fiscal 2004.

5.	INVENTORIES

Inventories as of May 31, 2004 and August 31, 2003 consisted of the following (in thousands):

	May 31, 2004	August 31, 2003
Raw materials	$16,818	$5,707
Finished goods	3,801	3,650
Deferred crop costs	4,903	6,883

Total inventories	$25,522	$16,240

6.	LONG-TERM DEBT

Long-term debt as of May 31, 2004 and August 31, 2003 consisted of the following (in thousands):

	May 31, 2004	August 31, 2003
Term loans payable	$1,846	$4,853
Fee note payable	4,224	4,008
Restructured bank notes	0	8,643
Restructured insurance company note	15,913	16,868
Other obligations	725	1,182

Subtotal principal obligations	22,708	35,554
Future interest payments from debt restructuring	1,424	6,537

Total debt	24,132	42,091
Less current maturities of long-term debt	4,022	8,072

Long-term debt	$20,110	$34,019

A gain of approximately $5,300,000 was recognized in the nine months ended May 31, 2004 as a result of the payment in full of the restructured bank notes. This gain is the recognition of the future interest payments from the restructuring of the Company’s bank note debt in November 2001.

As of May 31, 2004 and August 31, 2003, the Company was in compliance with financial covenants contained in its agreements covering its long-term debt obligations.

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

The income tax expense recognized in the three months and nine months ended May 31, 2004 of $33,000 relates to federal and state income taxes. The Company did not incur any tax liability for either the three or nine months ended May 31, 2003 due to the utilization of certain net operating loss carryforwards for which no benefit had been previously provided.

8.	NOTE RECEIVABLE

On January 28, 2004 the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company, which is secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan was made in connection with the restructuring of certain debt obligations of the grower, $1,000,000 of which were guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the nine months ended May 31, 2004, net income was $9.6 million, which was an improvement of $7.0 million compared to the nine months ended May 31, 2003. Also in the nine months ended May 31, 2004 we reduced our total debt by $16.5 million. Shareholders equity also improved by $9.6 million during the first nine months of fiscal 2004 to $55.5 million.

However, total net revenues decreased by 17.0% during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003. This decrease resulted primarily from (i) a reduction in sales of cranberry concentrate to industrial ingredient customers which we believe is attributable to an increase in competition during the period which resulted in lower sales volume and prices and (ii) a decrease in sales of branded products which we believe is attributable to an overall increase in trade spending by competitors and an overall decrease in sales throughout the shelf stable juice category due to recent publicity concerning diets low in carbohydrates.

During the remainder of fiscal 2004, we will continue to focus our marketing efforts on educating consumers about the health benefits and generally higher cranberry content of our Northland brand 100% juice products.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during the nine months ended May 31, 2004.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivable and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $5.7 million, net of doubtful accounts of $0.4 million, and $6.0 million, net of doubtful accounts of $0.3 million as of May 31, 2004 and August 31, 2003, respectively.

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

Estimates of the fair value of the assets to be disposed of are generally based on a discounted cash flow analysis or substantive purchase offers from viable potential buyers. Estimates of the value are impacted by a variety of relevant factors, including, but not limited to, alternative future uses of such assets, the availability of potential buyers, general economic conditions, current legal restrictions, if any, on the use of the assets, and any relevant legal issues. Our management continues to evaluate all available evidence of the fair value of the assets to be disposed of and makes any necessary adjustments at the time that additional information becomes available. During the nine months ended May 31, 2004 we recorded an additional impairment writedown of $0.6 million related to a closed facility that is held for sale.

Realization of Deferred Tax Assets

We have deferred tax assets of $35.8 million and a valuation allowance against these assets of $35.8 million resulting in no net deferred income tax asset being recorded on our consolidated balance sheet. Of this amount, $31.2 million of the deferred tax assets relate to tax loss carryforwards.

As of August 31, 2003, we had, for federal and state income tax purposes, net operating loss carryforwards of approximately $79.5 million, which expire in 2021 and 2022, available to offset future federal taxable income. In addition, as of August 31, 2003, we had approximately $2.0 million of federal alternative minimum tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date.

Deferred Gain on Forgiveness of Indebtedness

On November 6, 2001 we completed the restructuring of our then-outstanding debt obligations. The modified debt included provisions for a variable interest rate based on a premium above the lender’s prime borrowing rate. The critical assumption we made at the time of the restructuring was the interest rate to be incurred over the life of the debt. For purposes of the determination of the gain from the restructuring, the interest rate used for the debt was the rate in effect at the date of the restructuring. Since the debt restructuring in November 2001, general economic conditions and other factors have resulted in a reduction of interest rates. Accordingly, since interest paid has been less than previously estimated, we recognized a gain of approximately $5.3 million upon payment in full of the principal outstanding during the second quarter of fiscal 2004.

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

We have outstanding 100 shares of our Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or (ii) the distribution of assets to holders of our capital stock upon the sale of substantially all our assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in our Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. We cannot be certain if or when the Series B Preferred Stock may be redeemed, nor can we be certain of the redemption price in the event of such a redemption.

RESULTS OF OPERATIONS

Total net revenues for the three months ended May 31, 2004 were $18.4 million, a decrease of 18.8% from net revenues of $22.6 million in the prior year’s third quarter. The decrease resulted primarily from (i) a 35.5% decrease in sales of cranberry concentrates and frozen cranberries which we believe is attributable to an increase in competition during the period resulting in lower sales volume and prices, (ii) a 6.5% decrease in sales of Northland brand juice products and (iii) a 2.6% decrease in sales of Seneca brand juice products. Net revenues for the nine months ended May 31, 2004 were $57.5 million, a decrease of 17.0% from net revenues of $69.2 million in the corresponding period for the prior year. The decrease resulted primarily from (i) a reduction in sales of cranberry concentrates and frozen cranberries of 26.5%, (ii) the discontinuance of co-packing services due to the closure of our Jackson, Wisconsin bottling facility, which resulted in a significant decline in co-packing revenue, (iii) a decrease in sales of Northland brand juice products of 5.7% and (iv) a decline in sales of Seneca brand juice products of 18.2%. Partly offsetting these decreases in sales was an increase of 13.4% in sales of fresh cranberries, and our reduction in trade incentives of $1.2 million or 8.4%.

Trade industry data for the 12-week period ended May 16, 2004 showed that our Northland brand 100% juice products achieved a 5.2% market share of the supermarket shelf-stable cranberry beverage category on a national basis, up from a 5.1% market share for the 12-week period ended May 18, 2003. As of May 16, 2004, our Northland 100% juice cranberry products were available in supermarkets nationwide that account for approximately 74.1% of total grocery sales, up from 66.5% as of May 18, 2003.

Cost of sales for the three months ended May 31, 2004 was $12.5 million compared to $16.0 million for the third quarter of fiscal 2003, resulting in gross margins of 31.8% and 29.5% in each respective period. Cost of sales for the nine months ended May 31, 2004 was $38.8 million compared to $47.7 million for the same period of fiscal 2003, resulting in gross margins of 32.4% and 31.1% in each respective period. The increase in gross margin percentage in the three and nine months ended May 31, 2004 was primarily the result of higher selling prices for cranberry concentrate and frozen processed cranberries over the same periods in fiscal 2003.

Selling, general and administrative expenses were $4.5 million, or 24.4% of net revenues, for the three months ended May 31, 2004 compared to $5.1 million, or 22.5% of net revenues, for the third quarter of fiscal 2003. The increase in expenses as a percentage of net revenues was primarily due to lower sales volume for the quarter and certain nonrecurring expenses primarily related to the closure of our Jackson, Wisconsin facility. Overall, there was a $0.6 million decrease in selling, general and administrative expenses in the three months ended May 31, 2004 which was primarily the result of a $0.7 million decrease in media advertising spending, from $1.7 million in the third quarter of fiscal 2003 to $1.0 million in the third quarter of fiscal 2004. There was also a $0.3 million decrease in environmental expenses during the quarter from the prior year. Partly offsetting these decreases were legal fees which increased by $0.3 million due to expenses related to the Ocean Spray lawsuit. Other administrative expenses increased by $0.1 million. For the nine months ended May 31, 2004, selling, general and administrative expenses were $14.6 million, or 25.4% of net revenues, compared to $19.1 million, or 27.6% of net revenues, for the first nine months of fiscal 2003. This decrease was primarily the result of a $5.5 million decrease in media advertising expenses. Environmental expenses also decreased by $0.3 million. Partly offsetting these decreases was a $0.9 million increase in expenses related to the closure of our Jackson facility. Legal fees also increased by $0.6 million due to the Ocean Spray lawsuit. Other administrative expenses decreased by $0.2 million.

We recognized a net loss on the disposal of property and equipment of $0.1 million in the three months ended May 31, 2004 related to the sale of land and building associated with our closed facility in Dundee, New York. We recognized a net loss on the disposal of property and equipment of $0.4 million in the nine months ended May 31, 2004, including a $1.8 million loss on the sale of equipment in connection with the closure of our Jackson facility. Partly offsetting this loss was a gain of $1.5 million from insurance proceeds received as a result of a fire at our former warehouse facility in Eau Claire, Michigan and proceeds received from the subsequent sale of that facility.

In addition, we incurred a write down of assets held for sale in the nine months ended May 31, 2004 in the amount of $0.6 million related to our closed Dundee, New York facility.

Other income of $3.0 million for the nine months ended May 31, 2004 resulted from the settlement of the dispute with Cliffstar Corporation related to earn-out payments due under an Asset Purchase Agreement entered into in connection with the sale of our private label juice business to Cliffstar. Other income for the nine months ended May 31, 2003 was $1.5 million due to the recognition of a gain from the settlement of claims made by us against a third party storage facility for improper handling of our inventory following delivery.

Interest expense was $0.5 million for the three months ended May 31, 2004 compared to $0.9 million in the prior year’s third quarter. Interest expense for the nine months ended May 31, 2004 was $1.8 million compared to $3.0 million during the same period in fiscal 2003. Interest expense in the respective periods was lower as result of reduced debt levels.

A gain of $5.3 million was recognized in the nine months ended May 31, 2004 as a result of the prepayment in full of a term note held by one of our lenders. This gain is the recognition of the future interest payments, as previously established in accordance with SFAS No.15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” from the restructuring of our debt in November 2001.

Interest income was less than $0.1 million for the three and nine months ended May 31, 2004 compared to $0.5 million and $1.6 in the comparable periods of fiscal 2003. The interest income in fiscal 2003 was associated with an unsecured, subordinated promissory note receivable from Cliffstar Corporation, which was paid in full during fiscal 2003.

Net income for the three months ended May 31, 2004, was $0.8 million, or $0.01 per diluted share, compared to net income of $1.2 million, or $0.01 per diluted share, for the third quarter of fiscal 2003. Net income for the nine months ended May 31, 2004 was $9.6 million, or $0.10 per diluted share, compared to $2.6 million, or $0.03 per diluted share, of net income for the first nine months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.5 million in the first nine months of fiscal 2004 compared to $9.4 million in the same period of fiscal 2003. Receivables, prepaid expenses and other current assets decreased $3.4 million in the first nine months of fiscal 2004 compared to a decrease of $7.0 million for the same period in fiscal 2003. This decrease was due to lower sales levels during the first nine months ended May 31, 2004 compared to the same period during fiscal 2003. Inventories increased $9.3 million in the first nine months of fiscal 2004 compared to $1.8 million in the first nine months of fiscal 2003. The increase in inventories was due to the combination of lower sales volumes and higher prices paid to our contract growers for cranberries. Accounts payable and accrued liabilities decreased by $0.2 million in the first nine months of fiscal 2004 compared to a decrease of $2.3 million in the first nine months of fiscal 2003. The decrease in accounts payable was primarily due to lower raw material purchases and plant closure costs.

Working capital was $17.0 million at May 31, 2004 compared to $16.4 million at August 31, 2003. Our current ratio improved to 2.0 to 1.0 at May 31, 2004, compared to 1.8 to 1.0 at August 31, 2003.

Net cash provided by investing activities was $2.5 million in the first nine months of fiscal 2004 compared to $23.2 million in the same period of fiscal 2003. In the first nine months of fiscal 2004, we received proceeds of $4.2 million from the sale of property and equipment associated with our Bridgeton, Dundee, Eau Claire and Jackson facilities. In fiscal 2003, cash provided from investing activities included payments received in connection with the settlement of certain claims related to the prior sale of our private label juice business and proceeds from disposals of property and equipment of $0.8 million, primarily related to the sale of equipment from Dundee facility. Purchases of property and equipment totaled $0.9 million in the first nine months of fiscal 2004 and $0.6 million for the same period in fiscal 2003. In the first nine months of fiscal 2004, we also loaned $0.8 million to one of our independent contract growers (see Note 8).

Our net cash used in financing activities was $11.8 million in the first nine months of fiscal 2004 compared to $25.7 million in the same period of the prior year. In the first nine months of fiscal 2004, we made principal payments on long-term debt and other obligations of $13.3 million as required under our restructured debt agreements compared to $25.1 million in the same period of fiscal 2003. Net borrowing under the revolving line of credit facility amounted to $1.4 million in the first nine months of fiscal 2004 compared to net payments under the facility of $0.6 million in the first nine months of fiscal 2003. In both fiscal 2004 and fiscal 2003, monthly principal payments were made on other obligations and additional payments were made as required under our restructured debt agreements.

The following schedule sets forth our contractual debt obligations as of May 31, 2004 (in thousands):

Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal debt
obligations	$22,708	$3,772	$5,728	$3,171	$10,037
Future interest
payments from
debt restructuring	1,424	250	371	717	86

Total debt	$24,132	$4,022	$6,099	$3,888	$10,123

As of May 31, 2004, we had outstanding borrowings of $1.4 million under our $30.0 million revolving credit facility with Wells Fargo Foothill and Ableco. As of May 31, 2004, we had approximately $8.4 million of unused borrowing availability under the facility based on collateral levels set forth in the loan agreement. Proceeds of $1.5 million from the sale of equipment at our Jackson, Wisconsin facility and the sale of our Dundee, New York facility were used to reduce our Wells Fargo Foothill long-term debt. During the fourth quarter of fiscal 2004, we paid the remaining balance of our long-term debt to Wells Fargo Foothill, approximately $1.8 million, following the sale of our Jackson facility (see Note 4).

We believe we will be able to fund our ongoing operational needs for fiscal 2004 through (i) cash generated from operations and (ii) financing available under our revolving credit facility with Wells Fargo Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of May 31, 2004, we were in compliance with all of our debt arrangements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of May 31, 2004, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $5,000.

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

No Current Reports on Form 8-K were filed during the third quarter of fiscal 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: July 15, 2004	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President - Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.