Form 10-K
period 2004-08-31
NORTHLAND CRANBERRIES INC /WI/
filed 2004-11-29
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number 0-16130

Northland Cranberries, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1583759
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2930 Industrial Street
P. O. Box 8020
Wisconsin Rapids, Wisconsin	54495-8020
(Address of principal executive offices)	(Zip Code)

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

Yes  |X|      No   |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  |_|      No   |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2004:

$4,185,595

Number of shares issued and outstanding of each of the registrant’s classes of common stock as of November 29, 2004:

Class A Common Stock, $.01 par value: 94,091,633 shares

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

Proxy Statement for 2005 annual meeting of shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III, to the extent indicated therein).

PART I

Special Note Regarding Forward-Looking Statements

        We make certain “forward-looking statements” in this Form 10-K, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to maintain our Northland and Seneca brand names, distribution capabilities and branded products market share; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements; and (vi) our ability to identify, evaluate and successfully execute any strategic alternatives. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-K. We disclaim any duty to update these statements or other information in this Form 10-K based on future events or circumstances. Please read this entire Form 10-K to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition, including our recently revised debt structure.

Item 1. Business.

General; History

        We are a vertically integrated grower, handler- and marketer of cranberries, value-added cranberry products, and branded cranberry and other fruit beverages. As of November 29, 2004, we owned or operated 17 cranberry producing marshes with 1,831 planted acres in Wisconsin. Fourteen of these marshes are subject to purchase by Ocean Spray Cranberries, Inc. (“Ocean Spray”) pursuant to an agreement we entered into with Ocean Spray in the first quarter of fiscal 2005, described in more detail below. We also maintain multi-year crop purchase contracts with 45 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,800 contracted acres.

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

        • Awake frozen orange-flavored concentrate; and

        • Northland brand sweetened dried cranberries and chocolate-coated cranberries.

        We began our business in 1987 as a cranberry grower and member of the Ocean Spray marketing cooperative. In 1993, we left Ocean Spray and introduced Northland brand fresh cranberries. In October 1995, we introduced our family of Northland 100% juice cranberry blends. By June 1997, we had successfully achieved national distribution. In fiscal 1999, we acquired the juice division of Seneca Foods Corporation, including the right to produce and sell nationwide Seneca brand products, the TreeSweet and Awake brand names, as well as additional processing, distribution and receiving facilities. In fiscal 2000, we sold our private label juice business, which we acquired in July 1998 from Minot Food Packers, Inc., to Cliffstar Corporation. In June 2001, we sold our bottling and packaging facility in Mountain Home, North Carolina, to Clement Pappas NC, Inc. In June 2001, we also sold our private label and food service cranberry sauce business to Clement Pappas and Company, Inc.

        In November 2001 we consummated a series of transactions with Sun Northland, LLC (an affiliate of Sun Capital Partners, Inc., a private equity investment firm headquartered in Boca Raton, Florida), and with members of our then-current bank group and our new secured lenders, Wells Fargo Foothill Inc. (f/k/a Foothill Capital Corporation)(“Foothill”) and Ableco Finance, LLC (“Ableco”), that resulted in the restructuring of our debt and equity capital structure and a change in control of the company. As a result of the restructuring, Sun Northland, LLC owns approximately 77.3% of our fully-diluted shares of Class A Common Stock and controls approximately 94% of our total voting power.

        On November 19, 2003, we announced that we had retained Stephens Inc. (“Stephens”) of Little Rock, Arkansas, to serve as our financial advisor and assist us in evaluating various strategic alternatives, including, without limitation, potential acquisitions, mergers, joint ventures, licensing arrangements or investments in or potential sale of the company, as well as remaining an independent public company.

        On September 23, 2004, we entered into agreements with Ocean Spray pursuant to which (i) we sold our processing plant, storage facility and certain offices located in Wisconsin Rapids to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid to us a non-refundable (but creditable) $5 million cash fee in exchange for the option to purchase up to 14 of our 17 cranberry marshes at prices that aggregate $47.5 million (before the option fee); (iii) we agreed, for a period of 10 years, to deliver all of the cranberries harvested from our currently-owned marshes and our contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; and (iv) Ocean Spray agreed, for a period of ten years, to purchase cranberry concentrate not otherwise used by us in our branded products. We also agreed to dismiss with prejudice our then-pending antitrust lawsuit against Ocean Spray.

        On November 16, 2004, we amended and restated the terms and conditions of the financing arrangements with Foothill and Ableco to, among other things, reduce the commitments under the existing revolving facility to an aggregate principal amount of $11.0 million and provide an additional term loan facility in the aggregate principal amount of $15.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on our revised debt structure.

        We declared a special cash dividend of $0.33 per class A share payable on December 1, 2004 to all shareholders of record as of the close of business on November 26, 2004. The dividend will be paid from a combination of the proceeds from the transaction involving the sale of our processing plant to Ocean Spray and our new financing arrangements with Foothill and Ableco.

        We intend to continue working with Stephens to evaluate the means through which we can improve our financial performance in fiscal 2005 and maximize shareholder value.

Fiscal 2004

        In fiscal 2004, we improved our profitability and strengthened our financial condition. We reduced our long-term debt by approximately $21 million and, as of the end of fiscal 2004, held approximately $2 million in cash and cash equivalents. We achieved this primarily as a result of an improvement in income from operations, including the sale of various assets and the settlement of litigation with Cliffstar Corporation relating to the sale of our private label juice business in March 2000. Steps we took during the year, which we believe helped us to compete in the marketplace in fiscal 2004, included:

•	closely monitoring our level of trade spending in the retail grocery market and taking advantage of regional opportunities with retailers and wholesalers to temporarily reduce the price of our branded products to consumers and to obtain store display features and retail advertisements; and

•	pursuing sales of cranberry concentrate, frozen whole and sliced cranberries and other cranberry-based products through business opportunities with industrial and ingredient customers, both domestically and internationally.

        Our costs to manufacture branded products continued to increase in the first quarter of fiscal 2004, primarily due to our Jackson, Wisconsin bottling facility not being utilized to capacity. As a result, we took several steps during the fiscal year to reduce costs, including:

•	closing our Jackson, Wisconsin manufacturing facility and transferring our bottling operations entirely to third party contract manufacturers;

•	disposing of other unproductive property and equipment; and

•	reducing personnel at our corporate offices to reflect current sales volumes and production levels.

        These steps helped us lower overall operating expenses and maintain profitability in fiscal 2004.

        In fiscal 2004, we did have revenues from one customer, Wal-Mart, Inc., that exceeded 10% of our total net revenues.

        As of August 31, 2004, we were in compliance with all of our debt arrangements.

Branded Products

      Products

        Our family of Northland 100% juice cranberry blends is our primary branded product. We introduced Northland 100% juice cranberry blends in late 1995 in an effort to offer consumers an alternative to the Ocean Spray brand and achieved national distribution in the summer of 1997. As of September 17, 2004, our Northland 100% juice cranberry blends were available in all 50 states and in supermarkets nationwide that account for approximately 71.0% of total grocery sales. We currently produce and sell 11 flavors of Northland 100% juice cranberry blends, including traditional cranberry, cranberry apple, cranberry raspberry, cranberry grape, cranberry peach, cranberry cherry, cranberry blackberry, cranberry blueberry, cranberry guava, cranberry mango and cranberry tropical. We have two plastic bottle sizes, 46 and 64 ounce, available for general distribution.

        Northland 100% juice cranberry blends are also available in two can sizes. The 5.5 ounce can is sold in the foodservice market and used as a sampling device in the retail grocery trade. The 46 ounce can is sold to retail grocery accounts in markets where the Northland brand is approved for participation in the Women, Infants and Children program administered by the United States Department of Agriculture.

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

        Our foodservice business markets and distributes juice products in industry-specific packaging to businesses and public institutions such as restaurants, hotels, schools and hospitals. We offer our foodservice products in a variety of sizes and packages under the Northland, Seneca and TreeSweet brands.

        We also grow and package Northland brand fresh cranberries and primarily sell them in 12-ounce plastic bags to food retailers and wholesalers during the fall. We also sell Northland brand sweetened dried cranberries and chocolate coated cranberries in 10-ounce bags to food retailers.

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

        In fiscal 2004, we focused our marketing efforts on:

•	Media Advertising

— Maintaining an advertising strategy that focused on the health benefits and taste of Northland 100% juice cranberry blends through primarily national magazine ads.

•	Sales Promotion

— Continuing to offer purchase incentives to attract first-time buyers and prompt consumers who already drink Northland 100% juice cranberry blends to purchase more of our products, including “cents-off” coupons delivered using various industry standard vehicles and a 5.5-ounce package as a sampling device intended to motivate consumers to try our products.

In the first quarter of fiscal 2005, we revised the labels for our Northland blends to highlight the health message recently approved by the United Stated Food and Drug Administration that diets rich in fruits and vegetables may reduce the risk of some types of cancer and other chronic diseases and introduced a new rectangular bottle to help reinforce the premium quality of our Northland blends.

      Sales

        Industry-wide dollar sales of supermarket shelf-stable cranberry beverages were down nearly 4% during fiscal 2004 versus fiscal 2003. Total category dollar sales-grocery reached nearly $731 million for the 52 weeks ending September 5, 2004. Total category volume sales-grocery remained at 2% for the 52 weeks ending September 5, 2004. The supermarket shelf-stable cranberry beverage category is composed of cranberry drinks and 100% juice cranberry blends. According to industry data, sales of 100% juice cranberry blends accounted for approximately 21.8% of the cranberry category for the 52 weeks ending September 5, 2004, compared to 22.2% of the cranberry category for the 52 weeks ending September 7, 2003.

        Our sales of branded products in fiscal 2004 accounted for approximately 64.0% of net revenues, compared to approximately 58.7% in fiscal 2003 and 58.3% in fiscal 2002. Availability of our Northland brand in supermarkets nationwide increased by over 3% during fiscal 2004. Some of the steps we took during fiscal 2004 to promote sales of our branded products included:

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

        Crossmark, Inc. continued to act as our broker for the Northland and Seneca brands throughout the United States in most channels of distribution during fiscal 2004. Crossmark employs over 10,000 people on a nationwide basis. We believe that its access to state of the art management systems allows us to continue to focus on and improve implementation of our promotional programs. In addition, as a result of our agreement with Crossmark, Crossmark continued to focus on the Northland and Seneca brands in the areas of field sales and sales information within each individual market region.

        Our branded juice sales efforts in fiscal 2004 were coordinated by our Vice President-Sales. In fiscal 2004, we reduced the number of our area sales directors from six to five in response to continuing consolidation within the grocery industry. In addition to their experience with our branded products to date, our sales staff personnel have prior sales experience working for companies such as H.J. Heinz Company, Campbell’s Soup Company, Sara Lee, Veryfine Products, Inc., The Quaker Oats Company, Uncle Ben's and Ralston Purina. Between our personnel and those within Crossmark, the organization has current or past experience with nearly every major branded grocery manufacturer in the country.

      Competition

        Based on industry data, nationwide retail supermarket bottled shelf-stable cranberry beverage sales were approximately $731 million for the 52-weeks ending September 5, 2004, showing a decline of 3.9% versus the previous year. Ocean Spray dominates the shelf-stable cranberry juice and drinks market in which we compete. Ocean Spray is an agricultural marketing cooperative comprised of over 700 member-growers located in the United States, Canada and elsewhere, accounting for over 65% of all cranberries grown in North America.

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

Industrial/Ingredients/International

      Sales

        During fiscal 2004, cranberry concentrate continued to be our principal industrial/ingredients product in terms of sales dollars, accounting for approximately 25.0% of our net revenues compared to approximately 28.7% in fiscal 2003 and 21.7% in fiscal 2002. Our industrial/ingredient sales efforts in fiscal 2004 were coordinated by our Vice President-Industrial/Ingredient/International group and conducted primarily through our internal industrial/ingredient sales force as well as a limited network of independent brokers. As a result of the agreements we entered into with Ocean Spray during the first quarter of fiscal 2005, we expect, through the 2013 harvest, to convert into cranberry concentrate substantially all of the cranberries we grow and purchase from independent cranberry growers for use as an ingredient in our branded juice products or, to the extent not used as an ingredient in our branded juice products, for sale to Ocean Spray.

      International

        International demand for cranberry products decreased in fiscal 2004 compared to fiscal 2003, due to increased inventory levels and increased cost which lead to a decreased demand. Our sales of cranberry concentrate, customized non-cranberry blends and retail brands to international customers during fiscal 2004 were approximately $1.8 million, compared to approximately $4.2 million in fiscal 2003 and $2.5 million in fiscal 2002.

Manufacturing

      Receiving and Processing

        During fiscal 2004, we operated a processing facility located in Wisconsin Rapids, Wisconsin at which we processed our grown and purchased cranberries from Wisconsin. We utilized a contract processor to press and concentrate the cranberries from our contract growers on the west coast. In fiscal 2004 we utilized our manufacturing facilities in the various stages of processing cranberries. For example:

• Raw cranberries are brought to our receiving stations, or a contract facility. We owned a 172,000 square foot receiving station and fresh fruit packaging facility in Wisconsin Rapids, Wisconsin, which we sold to Ocean Spray in the first quarter of fiscal 2005. This receiving station, along with contract receiving facilities in Wisconsin and Oregon, cleaned and sorted the raw cranberries.

• After sorting, the cranberries we sell as fresh fruit during the fall are stored in temperature-controlled facilities until they are packaged and distributed for sale. Cranberries used to make our juice and other cranberry products are cleaned, sorted and stored in freezer facilities around the country, including the 62,400 square foot freezer facility in Wisconsin Rapids or at independent freezer facilities, until they are sent to the processing plant or contract processor.

• Frozen raw cranberries are pressed and concentrated at the processing plant in Wisconsin Rapids, Wisconsin, or at a contract processor. The resulting concentrated cranberry juice is stored frozen and then shipped either to bulk ingredient customers or to one of our contracted bottling facilities.

        In conjunction with the sale of our processing plant to Ocean Spray, we have entered into a agreement pursuant to which Ocean Spray will, for a period of ten years, receive, clean, bin, store and process into juice concentrate all cranberries harvested from our currently-owned marshes and our contract growers’ marshes. The fees payable to Ocean Spray for the services provided are fixed in the processing agreement.

      Packaging and Bottling

        Prior to fiscal 2004, we conducted our packaging and bottling operations at our owned bottling plant in Jackson, Wisconsin, and through the services of third-party contract packagers in various locations across the country. In a continuing effort to reduce costs and improve service to our customers, and in response to continued underutilization of capacity, we ceased production at our Jackson, Wisconsin bottling plant in November 2003 and closed the facility in January 2004. We also entered into agreements with third party contract packaging providers with plants located in New Jersey, North Carolina, Florida, Arkansas, California, and Washington. We believe this network of contract packaging providers allows us to better service our customers throughout the country and help to reduce production and freight costs.

        The contract packaging network provides distribution services directly from the production location, minimizing the need for transfer of finished products to outside warehouses. We produce PET and other shelf stable products at contracted facilities located in Seabrook, New Jersey, Springdale, Arkansas, Lake Wales, Florida, Ontario, California, and Mountain Home, North Carolina. Additionally, we utilize third party contract distribution warehouses located in Aurora, Colorado, and Kent, Washington, for distribution of shelf stable products to smaller, non-truckload customers in those areas. We produce and distribute frozen concentrate products from third party contract packaging providers located in Prosser, Washington and Mountain Home, North Carolina. We also utilize a third party frozen distribution warehouse in Indianapolis, Indiana. All production and distribution facilities are strategically located in high volume markets to minimize freight costs and maximize service levels.

        With the closure of our Jackson, Wisconsin bottling facility, we also discontinued contract packaging services for third parties. Contract packaging services accounted for approximately 0.3% of net revenues in fiscal 2004, compared to 2.5% fiscal 2003 and 10.1% of net revenues in fiscal 2002.

      Distribution

        Our primary distribution strategy for fiscal 2004 was to maximize distribution from our contracted production locations and to minimize distribution centers that were not associated with a production facility. During fiscal 2004, we utilized six distribution centers, with all but two either on the site of or directly associated with a production facility. This distribution strategy allowed for cost reductions and improved inventory control, and also resulted in reduced freight costs because of the strategic locations of these facilities. We currently expect to have nine distribution locations throughout the country with three remote minimal inventory distribution centers not directly associated with a production facility. We believe our agreements with third party contract packaging providers will allow us to continue our focus on reducing transfer costs and finished goods inventory while satisfying customer orders.

        We have an internal transportation department that contracts with independent carriers to distribute our products to grocery customers and customers in other channels. We believe that the strategic locations of the contract packaging plants, along with our distribution strategy and our in-house transportation department, contributes to lower costs overall while continuing to provide timely response to customer demands.

Agricultural Operations

        We own and operate 17 cranberry marshes and approximately 1,831 planted acres in Wisconsin as of November 29, 2004. During fiscal 2004, we sold our Chittamo marsh property and terminated our operating agreement related to the Cranberry Hills marsh. In connection with the sale of Chittamo, we entered into a multi-year crop purchase agreement pursuant to which the purchaser is required to sell to us all cranberries harvested from the property.

        As noted earlier, we entered into an agreement with Ocean Spray pursuant to which it has the option to purchase 14 of our marshes at predetermined prices, generally exercisable during the period commencing December 1, 2004 and ending March 22, 2005 (see Note 17 of our Notes to Consolidated Financial Statements). We cannot be certain whether Ocean Spray will exercise its option, in whole or in part, or at what times it may choose to do so. Should Ocean Spray exercise its option in full, our cranberry growing operations would become limited to the three remaining marshes not subject to the option.

        In the fall of 2003 (i.e., fiscal 2004), we harvested approximately 332,000 barrels from 1,864 acres, and purchased approximately 325,000 barrels of cranberries from our contract growers. As of November 29, 2004, we maintained multi-year crop purchase contracts with 45 independent cranberry growers to purchase all of the cranberries harvested from an aggregate of up to 1,800 contracted acres, subject to federal marketing order limitations. These contracts generally last for five years, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. We believe the location of our marshes and the marshes of our contract growers provides us with geographical diversity in our crop and helps spread our agricultural risk.

        For the 2004 growing season, no federal marketing order restricting the volume of cranberry harvests was in effect. Our fall 2004 harvest (i.e., fiscal 2005) has been completed on our owned and operated marshes. Production from 1,730 harvested acres totaled approximately 277,000 barrels of cranberries. During the fall 2004 harvest, we also purchased approximately 286,000 barrels of cranberries from our contract growers.

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

        The Cranberry Marketing Committee (“CMC”) of the USDA has the authority to recommend that the Secretary of the USDA impose harvest restrictions on cranberry growers under certain circumstances, including if the CMC believes there will be an oversupply of cranberries for the coming crop year. The Secretary of the USDA has not invoked a volume regulation since 2001.

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

        We are currently taking steps to clean up certain contamination caused by underground storage tanks at our former marsh in Hanson, Massachusetts. The site has been reported to the appropriate state regulatory agencies. In addition, all clean-up activities are subject to state supervision. We do not expect to incur material liabilities as a result of this remedial activity. We do not expect environmental or other governmental legislation or regulation to have a material effect on our capital expenditures, results of operations or competitive position.

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

Employees

        As of August 31, 2004, we had 172 full-time employees, as compared to 223 as of August 31, 2003. As of November 29, 2004, we had approximately 163 full-time employees. In addition to our full-time employees, we hired:

• approximately 15 seasonal workers during the 2004 crop cultivation season;

• approximately 182 seasonal workers to harvest our crop in 2004; and

• approximately 167 seasonal employees to operate the cranberry processing facility in Wisconsin Rapids during 2004.

        We laid off 47 employees at our Jackson facility during fiscal 2004 due to the closure of the plant. We believe our current relationships with our employees are good.

Item 2. Properties.

        In Wisconsin Rapids, Wisconsin we own an office building on West Grand Avenue.

        We owned a 172,000 square foot receiving station, fresh fruit packaging and concentrate facility located on 40 acres in Wisconsin Rapids until September 2004, when we sold this facility and an adjacent office building to Ocean Spray (see Note 17 of our Notes to Consolidated Financial Statements). This facility includes 62,400 square feet of freezer space, 45,000 square feet of cooler space, 8,500 square feet of dry warehouse and 55,100 square feet devoted to cranberry receiving and cleaning, fresh fruit packaging and concentrate production.

        During fiscal 2004, we owned a production and warehouse facility in Bridgeton, New Jersey. We leased approximately 90,000 first floor square footage of the warehouse building to a warehouseman and distributor whose main offices are located in Bayonne, New Jersey. During the first quarter of fiscal 2004, we sold our Bridgeton facility to an affiliate of the lessee. We had previously, in fiscal 2003, sold the adjacent office building to another party.

        We closed our Dundee, New York, bottling and packaging plant in fiscal 2002. The facility totals 139,000 square feet, including 40,000 square feet of production area, 53,000 square feet of dry warehouse, 17,200 square feet of freezer space and 21,000 square feet of cooler and bulk tank storage area. This facility was sold during the third quarter of fiscal 2004.

        In Jackson, Wisconsin, we owned a bottling facility totaling 136,000 square feet including 55,000 square feet of production area, 70,000 square feet of dry warehouse and 5,000 square feet of cooler and bulk storage area. We ceased production at and sold this facility in fiscal 2004.

        In Eau Claire, Michigan, we owned a 79,000 square foot storage facility and distribution center. This facility was mostly destroyed by fire in May 2003. We negotiated a settlement with our insurance carrier and sold the property “as is” to a developer during fiscal 2004.

        In addition to our facilities, we own 17 cranberry marshes. We have set forth in the following table information about each of our cranberry marshes as of November 29, 2004. We own all of these marshes in fee subject to mortgages. All of our marshes have storage buildings and repair shops for machinery, trucks and harvest and irrigation equipment. Each also has a house on site or close to the site which serves as the marsh manager’s residence. Many of our marshes also have residences for assistant marsh managers. We believe that all of our facilities are suitable and adequate for our existing needs.

	November 29, 2004
Marsh Division Name and Location(1)	Approximate Marsh Acres	Approximate Planted Acres	Calendar Year Acquired
Associates Division (two marshes), Jackson County, Wisconsin	4,198	159	1983/1996
Meadow Valley Division, Jackson County, Wisconsin	2,150	77	1984
Fifield Division, Price County, Wisconsin	2,460	196	1985
Three Lakes Division, Oneida County, Wisconsin	1,542	73	1985
Biron Division, Wood County, Wisconsin	473	209	1987
Warrens Division, Monroe County, Wisconsin	160	62	1987
Trego Division, Washburn County, Wisconsin	1,715	96	1988
Gordon Division, Douglas County, Wisconsin	880	149	1988
Mather Division, Juneau County, Wisconsin	2,500	148	1989
Nekoosa Division (two marshes), Wood County, Wisconsin	569	85	1989
Crawford Creek Division (two marshes), Jackson County,
Wisconsin	304	134	1991
Yellow River , Juneau County, Wisconsin	1,342	206	1994
Dandy Creek, Monroe County, Wisconsin	350	55	1996
Manitowish Waters, Vilas County, Wisconsin	345	182	1996

Total	18,988	1,831

(1)     Ocean Spray has the option to purchase, exercisable only during the period commencing on December 1, 2004 and ending March 22, 2005, any of our marshes (excluding the Associates West, Meadow Valley and Three Lakes marshes) at purchase prices that aggregate $47,500,000 plus certain deferred crop expenses. The option may be exercised individually or collectively by Ocean Spray or any assignee of Ocean Spray.

Item 3. Legal Proceedings.

        On November 11, 2002, we filed an antitrust lawsuit against Ocean Spray alleging that it engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. We dismissed the lawsuit with prejudice upon the consummation of the sale of our Wisconsin Rapids plant to Ocean Spray on September 23, 2004.

Item 4. Submission of Matters to a Vote of Shareholders.

        We did not submit any matters to a vote of our shareholders during the fourth quarter of fiscal 2004.

Executive Officers

        As of November 29, 2004, each of our executive officers is identified below together with information about each officer’s age, current position with us and employment history for at least the past five years:

Name	Age	Current Position
John Swendrowski	56	Chairman of the Board, Chief Executive Officer and Treasurer
Ricke A. Kress	53	President and Chief Operating Officer
Nigel J. Cooper	47	Vice President - Finance
Kenneth A. Iwinski	42	Vice President - Legal and Secretary
William J. Haddow, Sr.	56	Vice President - Purchasing and Logistics
Steven E. Klus	58	Vice President - Manufacturing
John B. Stauner	43	Vice President - Agricultural Operations
Robert M. Wilson	48	Vice President - Industrial/Ingredients

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

PART II

Item 5. Market for the Company's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Sale Price Range of Class A Common Stock (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Fiscal Year Ended August 31, 2004
High	$0.80	$0.87	$0.94	$0.70
Low	$0.48	$0.68	$0.60	$0.57
	Fiscal Year Ended August 31, 2003
High	$1.07	$1.05	$0.87	$0.92
Low	$0.89	$0.62	$0.67	$0.56

(1)     The range of sale prices listed for each quarter includes intra-day trading prices. These quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

        On November 26, 2004 there were approximately 848 shareholders of record for the shares of our Class A Common Stock. Shares of our Class A Common Stock are quoted on the Over-The-Counter Bulletin Board under the symbol “NRCNA.” On November 26, 2004, the last sale price of shares of our Class A Common Stock was $0.95 per share.

        On December 9, 2003, Foothill purchased 2,543,053 shares of Class A Common Stock for an aggregate purchase price of $25,430.53 pursuant to the terms and conditions of Northland Cranberries, Inc. Common Stock Purchase Warrant No. W-1 dated November 6, 2001 and issued to Foothill as part of the consideration to provide credit facilities to us in connection with the restructuring of our debt and equity on November 6, 2001.

        On November 12, 2004, we declared a special cash dividend of $0.33 per share of Class A Common Stock payable on December 1, 2004 to all shareholders of record at the close of business on November 26, 2004. Prior to this special dividend, we did not pay any dividends on our common stock since the third quarter of fiscal 2000.

        Our Amended and Restated Loan and Security Agreement with Foothill and Ableco prohibits us from making any distributions on our common stock, except that under certain circumstances following the sale of assets to Ocean Spray pursuant to its option to purchase certain of our marshes, we may pay a cash dividend in an amount not to exceed in the aggregate $5.0 million.

Item 6. Selected Financial Data.

	(In thousands, except per share data)
	Year Ended August 31
Statement of Operations Data (1):	2004	2003	2002	2001	2000
Net revenues	$74,045	$96,452	$101,476	$125,826	$207,020
Cost of sales (2)	50,969	65,133	69,693	115,496	253,397

Gross profit (loss)	23,076	31,319	31,783	10,330	(46,377)
Costs and expenses:
Selling, general and administrative expenses	(18,996)	(24,479)	(24,829)	(25,522)	(53,654)
Writedowns of long-lived assets and assets
held for sale	(558)	--	--	(80,125)	(6,000)
Gain on disposals of businesses and property
and equipment	2,851	122	51	2,118	2,229
Other income	3,000	1,589	--	--	--

Income (loss) from operations	9,373	8,551	7,005	(93,199)	(103,802)
Interest expense	(2,886)	(3,604)	(6,561)	(18,936)	(14,556)
Gain on debt extinguishment	5,340	0	0	0	0
Interest income	46	1,615	2,526	2,730	1,387
Gain on forgiveness of indebtedness	0	0	83,299	0	0

Income (loss) before income taxes	11,873	6,562	86,269	(109,405)	(116,971)
Income tax benefit (expense)	6,156	--	(32,461)	34,892	12,000

Net income (loss)	$18,029	$6,562	$53,808	$(74,513)	$(104,971)

Weighted average shares	100,940	101,047	83,588	5,085	5,083
outstanding - diluted (3)
Per share data:(3)
Net income (loss)	$0.18	$0.06	$0.64	$(14.65)	$(20.65)
Cash dividends:
Class A common	--	--	--	--	$0.48
Class B common	--	--	--	--	$0.436

	August 31
Balance Sheet Data:	2004	2003	2002	2001	2000
Current Assets	$36,855	$37,194	$39,931	$84,538	$85,457
Current Liabilities	10,305	20,822	33,060	52,893	226,948
Total Assets	93,586	100,696	126,885	180,416	284,235
Long-term debt	19,372	34,019	54,533	64,589	3,927
Redeemable Preferred Stock - Series B	1	1	1	--	--
Obligations Subsequently Forgiven or Exchanged
for Common Stock	--	--	--	84,087	--
Shareholders' equity (deficiency in assets)	63,909	45,854	39,292	(21,154)	53,359

(1)     See Note 4 of our Notes to Consolidated Financial Statements for a discussion of a significant disposition affecting the comparability of information contained herein.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      General

        We are a vertically integrated grower, handler and marketer of cranberries, value-added cranberry products, and branded cranberry and other fruit beverages. We derive our revenue primarily from the sale of our Northland brand 100% juice products, as well as the sale of our Seneca and other branded products, which accounted for approximately 64.0% of our net revenues in fiscal 2004, compared to approximately 58.7% in fiscal 2003 and 58.3% in fiscal 2002. In recent years, we also derived revenue from the sale of cranberry products, primarily cranberry concentrate, in the industrial/ingredients markets. Cranberry concentrate sales accounted for approximately 25.0% of our net revenues in fiscal 2004, compared to approximately 28.7% in fiscal 2003 and 21.7% in fiscal 2002. On September 23, 2004, we entered into agreements with Ocean Spray that are described in Note 17 of our Notes to Consolidated Financial Statements. As a result of these agreements, we expect, through the 2013 harvest, to convert into cranberry concentrate substantially all of the cranberries we grow and purchase from independent cranberry growers for use as an ingredient in our branded juice products or, to the extent not used as an ingredient in our branded juice products, for sale to Ocean Spray.

        We incur expenses primarily related to our cost of sales and our selling, general and administrative expenses. Cost of sales generally includes cost of materials and ingredients, packaging costs, certain labor and overhead and depreciation. Selling, general and administrative expenses generally include media advertising, commissions, wages, benefits, office overhead and supplies, depreciation and professional fees and expenses.

        During fiscal 2004 we focused our efforts on (i) improving profitability by lowering operating expenses and (ii) reducing long-term and short-term debt. We reduced total debt by $20.7 million in fiscal 2004. Shareholders equity also improved by $18.0 million.

        We also focused our marketing efforts on educating consumers about the health benefits of our Northland brand 100% juice cranberry blends. However, increased competition and increased consumer trends toward purchasing low calorie and low carbohydrate items generally resulted in lower sales for our branded juice products. Increased competition for concentrate and raw cranberries also resulted in lower sales in fiscal 2004. Total sales decreased in fiscal 2004 by 23.2% from fiscal 2003.

      Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, contingencies and litigation. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and operating results and require management’s most difficult judgments:

      Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during fiscal 2004.

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

      Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the credit worthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $4.4 million, net of doubtful accounts of $0.3 million, and $8.5 million, net of doubtful accounts of $0.4 million, as of August 31, 2004 and 2003, respectively.

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

      Assets Held for Sale

        From time to time, in connection with our management’s ongoing efforts to maximize operating effectiveness, decisions are made to exit certain production or distribution facilities. At the time that our management commits to a decision to exit existing facilities and initiates an active plan to dispose of the facility, an assessment of the recoverability of the carrying value of the long-lived assets of the facility to be closed is made by our management. This assessment requires our management to estimate the fair value of the assets to be disposed of and the estimated cost to sell such assets. To the extent the carrying value of the assets to be disposed of exceeds the estimated fair value of those assets less their estimated cost to sell, impairment in the value of the assets is recognized.

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

      Deferred Gain on Forgiveness of Indebtedness

        On November 6, 2001 we completed the restructuring of our then-outstanding debt obligations. In estimating the gain or loss resulting from this restructuring, our management was required to make certain estimates of the future cash payments to be made under the terms of the modified debt. Since the modified debt included provisions for a variable interest rate based on a premium above the lender’s prime borrowing rate, the critical assumption made at the time of the restructuring was the interest rate to be incurred over the life of the debt. For purposes of the determination of the gain from the restructuring, the estimated interest rate over the term of the debt was assumed to be the rate in effect at the date of the restructuring. Since the debt restructuring in November 2001, general economic conditions and other factors have resulted in a reduction of interest rates. Accordingly, interest paid has been less than previously estimated resulting is us recognizing a gain of approximately $5.3 million upon final payment of the principal outstanding of the modified debt.

      Realization of Deferred Tax Assets

        We have net deferred tax assets of $31.3 million and a valuation allowance against these assets of $25.1 million as of August 31, 2004. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We considered our recent history of profitable operations adjusted for nonrecuring items, the sale of certain assets to Ocean Spray announced in September 2004 and projected future operations in reaching our conclusion.

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

        In addition, we have outstanding 100 shares of our Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the company, or (ii) the distribution of assets to holders of our capital stock upon the sale of substantially all our assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. We cannot be certain if or when the Series B Preferred Stock may be redeemed, nor can we be certain of the redemption price in the event of such a redemption. See Note 11 of our Notes to Consolidated Financial Statements for more information regarding our Series B Preferred Stock.

      Fiscal 2004 Compared to Fiscal 2003

        Net Revenues. Our total net revenues decreased 23.2% to $74.0 million in fiscal 2004 from $96.5 million in fiscal 2003. The decrease resulted primarily from (i) reduced concentrate and cranberry sales; and (ii) reduced sales of Northland and Seneca branded products. Increased competition and increased consumer trends toward purchasing low calorie and low carbohydrate items resulted in lower sales for our branded juice products. Increased competition for concentrate and raw cranberries also contributed to lower sales in fiscal 2004. Trade spending, slotting and consumer coupons, which are reported as a reduction of net revenue, were down 1.1% to $16.5 million in fiscal 2004 from $16.7 million in fiscal 2003.

        Industry data indicated that, for the 12-week period ended September 17, 2004, our Northland brand 100% juice products achieved a 4.9% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from 5.6% market share for the 12-week period ended September 7, 2003. We believe this decrease is attributable primarily to our reduction in advertising spending in fiscal 2004 and increased competition.

        Cost of Sales. Our cost of sales for fiscal 2004 was $51.0 million compared to $65.1 million in fiscal 2003, resulting in gross margins of 31.2% and 32.5%, respectively. The decrease in cost of sales resulted primarily from lower sales volumes from our branded juice products, concentrates and cranberries.

        Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $19.0 million, or 25.7% of net revenues, in fiscal 2004, compared to $24.5 million, or 25.4% of net revenues, in fiscal 2003. The reduction in fiscal 2004 was primarily attributable to decreases in advertising expenses of $4.9 million and in wages of $0.6 million.

        Gain on Disposal of Property and Equipment. In fiscal 2004, we recognized a net $2.8 million gain on the sale of various assets. We sold (i) our production and warehouse facility in Bridgeton, New Jersey; (ii) one of our cranberry marshes located in Minong, Wisconsin; (iii) our bottling plant in Jackson, Wisconsin; (iv) our storage facility in Eau Claire, Michigan; (v) our bottling and packaging plant in Dundee, New York; and (vi) various other property and equipment. In fiscal 2003, we recognized a net $0.1 million gain on the sale of (i) an office in Bridgeton, New Jersey; (ii) one of our cranberry marshes located in Armenia, Wisconsin; and (iii) various other property and equipment.

        Other Income. In fiscal 2004 we recognized $3.0 million in other income from Cliffstar Corporation (“Cliffstar”) in connection with the settlement of all disputes between us and Cliffstar relating to the earn-out payments we were entitled to under an Asset Purchase Agreement previously entered into by the parties in connection with the sale of the net assets of our private label juice business to Cliffstar in March 2000. In fiscal 2003 we recognized $1.5 million in other income from the settlement of a claim against a third party storage facility (see Note 5 of our Notes to Consolidated Financial Statements), as well as a gain of $0.1 million attributable to the settlement of certain other litigation with Cliffstar (see Note 3 of our Notes to Consolidated Financial Statements).

        Interest Expense. Our interest expense was $2.9 million for fiscal 2004, compared to $3.6 million in fiscal 2003. The decrease in our interest expense was due primarily to reduced debt levels between periods as a result of a paydown of $16.1 million in long-term and short-term debt during fiscal 2004. The weighted average interest rate on our borrowings for fiscal 2004 was approximately 7.2%.

        Gain on Debt Extinguishment. A gain of $5.3 million was recognized in the second quarter of fiscal 2004 as a result of the prepayment in full of a term note held by one of our lenders.

        Interest Income. Our interest income was $47,000 in fiscal 2004 compared to $1.6 million in fiscal 2003. Interest income was recognized primarily as a result of an unsecured, subordinated note receivable we received in connection with the sale of our private label juice business to Cliffstar in March 2000. The reduction in interest income was the result of the conversion of the note receivable from Cliffstar to cash in May 2003 in connection with the settlement of certain litigation.

        Income Tax. In fiscal 2004 we recognized deferred income tax benefits of $6.2 million which resulted from the recognition for certain net operating loss carry forwards expected to be utilized for financial reporting purposes during fiscal 2005. In fiscal 2003 there was no income tax provision due to the utilization of certain net operating loss carry forwards for which no benefit had previously been provided.

        Net Income. In fiscal 2004 we recorded net income of $18.0 million or $0.18 per diluted share compared to net income of $6.6 million or $0.06 per diluted share in fiscal 2003.

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

        With the closure of our Jackson, Wisconsin facility, we discontinued providing contract packaging services for third parties. Contract packaging services accounted for approximately 2.5% of net revenues in fiscal 2003.

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

        Other Income. In fiscal 2003 we recognized $1.5 million in other income from the settlement of a claim against a third party storage facility (see Note 5 of our Notes to Consolidated Financial Statements). Also included in other income was a gain of $0.1 million attributable to the settlement of certain litigation with Cliffstar Corporation (see Note 5 of our Notes to Consolidated Financial Statements).

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

        Interest Income. Our interest income was $1.6 million in fiscal 2003 compared to $2.5 million in fiscal 2002. Interest income was recognized primarily as a result of an unsecured, subordinated note receivable we received in connection with the sale of our private label juice business to Cliffstar in March 2000. The reduction in interest income was the result of the conversion of the note receivable from Cliffstar to cash in May 2003 in connection with the settlement of certain litigation with Cliffstar Corporation.

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

Financial Condition

        In fiscal 2004, net cash provided by operating activities was $2.9 million compared to $14.3 million in fiscal 2003. Cash used by changes in working capital was $6.2 million in fiscal 2004 compared to $2.5 million of cash provided in fiscal 2003. Receivables, prepaid expenses and other current assets provided cash of $4.6 million in fiscal 2004 compared to $4.9 million in fiscal 2003. Increase in inventories used cash of $6.8 million in fiscal 2004 compared to $2.0 million of cash provided in fiscal 2003. The increase in inventory was primarily attributable to lower cranberry concentrate sales during fiscal 2004. Reductions in accounts payable and accrued expenses used cash of $4.0 million in fiscal 2004 and $4.5 million in fiscal 2003. These reductions resulted primarily from lower trade promotions, discounts and incentives during the last quarter of fiscal 2004.

        Net cash provided by investing activities was $6.6 million in fiscal 2004 compared to $23.0 million in fiscal 2003. In fiscal 2004, proceeds from disposals of property and equipment and assets held for sale were $8.4 million compared to $1.4 million in fiscal 2003. The asset sales in fiscal 2004 consisted primarily of the sale of (i) a marsh located in Minong, Wisconsin, (ii) former plants in Bridgeton, New Jersey, Dundee, New York and Jackson, Wisconsin, (iii) a storage facility in Eau Claire, Michigan, and (iv) various other property and equipment. The asset sales in fiscal 2003 consisted primarily of the sale of a marsh located in Armenia, Wisconsin, the sale of an office building in Bridgeton, New Jersey and sale of various equipment. Property and equipment purchases decreased from $1.4 million in fiscal 2003 to $1.0 million in fiscal 2004. In fiscal 2003, collections on the note receivable from Cliffstar were $23.0 million. In fiscal 2004, we also loaned $0.8 million to one of our independent contract growers (see Note 16 of our Notes to Consolidated Financial Statements).

        Our net cash used in financing activities was $16.1 million in fiscal 2004 compared to $28.6 million in fiscal 2003. Payments on long-term debt and other obligations, primarily attributable to the application of the proceeds from the Cliffstar settlement and sale of assets, amounted to $16.1 million in fiscal 2004 compared to $28.0 million in fiscal 2003. We did not have any borrowings under the revolving line of credit facility compared to net payments in the amount of $0.6 million in fiscal 2003. In both fiscal 2004 and fiscal 2003, monthly principal payments were made on other obligations and additional payments were made as required under our restructured debt agreements.

        Cash and cash equivalents. Our cash balance decreased to $2.4 million at the end of fiscal 2004 from $9.1 million at the end of fiscal 2003 primarily as a result of the use of cash to reduce debt.

        Long-Term Debt and Other Arrangements. During fiscal 2004 we were able to reduce our long-term debt by approximately $20.7 million. This was in part due to the application of proceeds received in connection with the settlement of Cliffstar litigation and the sale of various assets as described above. At the end of fiscal 2004 we did not have a balance outstanding on our revolving credit facility.

        The following schedule sets forth our contractual obligations as of August 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Principal debt
obligations	$19,986,159	$1,723,048	$7,644,335	$10,618,776	$--
Purchase
obligations (1)	9,217,345	9,217,345	--	--	--
Future interest
payments from debt
restructuring	1,378,805	270,214	842,659	265,932	--

Total	$30,582,309	$11,210,607	$8,486,994	$10,884,708	$--

(1)     Purchase obligations represent estimated payments due to our contract growers for cranberries purchased by us during the first quarter of fiscal 2005. Under our crop purchase contracts, we pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances). These obligations are subject to variability and generally not fixed until the fourth quarter of each fiscal year.

        The following table sets forth our long-term debt as of August 31, 2004 and 2003:

	2004	2003
Term loans payable	$0	$4,852,768
Fee notes payable	4,298,239	4,008,465
Restructured bank notes	0	8,643,434
Restructured insurance company note	15,000,420	16,867,845
Other obligations	687,500	1,181,876

Sub Total Principal Obligations	19,986,159	35,554,388
Future interest payments from debt restructuring	1,378,805	6,536,604

Total debt	21,364,964	42,090,992
Less Current maturities of long-term debt	1,993,262	8,071,627

Long-term debt	$19,371,702	$34,019,365

        Aggregate annual principal payments required under terms of the debt agreements as of August 31, 2004, consisted of the following:

Years Ending August 31	Payments
2005	$1,993,262
2006	2,102,342
2007	6,384,652
2008	10,884,708

Total	$21,364,964

        As of August 31, 2004, we had no outstanding borrowings under our $30 million revolving credit facility with Foothill and Ableco. As of August 31, 2004, we had approximately $7.5 million of unused borrowing available under this facility.

        On November 16, 2004 we entered into an Amended and Restated Loan and Security Agreement with Foothill and Ableco (the “Restated Loan Agreement”) which, among other things, (i) amended and reduced our existing revolving credit facility into two separate revolving credit facilities in an aggregate principal amount of $11,000,000, (ii) permits the repayment of existing indebtedness owing to The Equitable Life Assurance Society of the United States in the amount of $5,000,000, (iii) provides for an additional term loan facility in an aggregate principal amount of $15,000,000; (iv) appoints Foothill as Administrative Agent for the Lenders, and (v) appoints Ableco as Collateral Agent for the Lenders.

        Under the terms of the Restated Loan Agreement, we may use the proceeds of the revolving credit facilities and the term loan facility only to (i) pay a special dividend on our shares of class A common stock, (ii) for general working capital and general corporate purposes, and (iii) to pay fees and expenses related to the Restated Loan Agreement. We intend to utilize approximately $20,000,000 million of amounts borrowed pursuant to the term loan and revolving credit facilities, as well cash on hand, to pay a special cash dividend of $0.33 per class A share payable on December 1, 2004 to all shareholders of record as of the close of business on November 26, 2004. Amounts borrowed pursuant to revolving credit facilities may be repaid at any time during the term of the Restated Loan Agreement.

        The term loan facility must be repaid in an amount of (i) $2,000,000 on March 1, 2005, (ii) $2,000,000 on June 1, 2005, and (iii) $1,000,000 on the first day of each subsequent fiscal quarter, commencing on September 1, 2005. The term loan facility matures on November 5, 2007. Our obligations under the Restated Loan Agreement are secured by all owned or subsequently acquired assets, excluding certain excluded collateral and permitted liens as defined in the Restated Loan Agreement.

        The following table sets forth our long-term debt as of November 16, 2004, giving effect to the debt restructuring effected by the Restated Loan Agreement:

2004
Revolving credit facility	$5,000,000
Term loans payable	15,000,000
Fee notes payable	2,186,934
Restructured bank notes	0
Restructured insurance company note	14,632,158
Other obligations	550,000

Sub Total Principal Obligations	37,369,092
Future interest payments from debt restructuring	1,336,661

Total debt	38,705,753
Less Current maturities of long-term debt	14,211,073

Long-term debt	$24,494,680

        Aggregate annual principal payments required under terms of the debt agreements as of November 16, 2004, giving effect to the debt restructuring effected by the Restated Loan Agreement, consisted of the following:

Years Ending August 31	Payments
2005	$13,210,073
2006	6,027,140
2007	6,104,760
2008	13,362,780

Total	$38,705,753

        We believe that we will be able to fund our ongoing operational needs for the foreseeable future through (i) cash generated from operations; (ii) current cash on hand; and (iii) financing available under our Restated Loan Agreement with Foothill and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

        As of August 31, 2004 we were in compliance with all of our debt agreement covenants.

Quarterly Results

        The table below sets forth our quarterly results for fiscal 2004 and 2003. We believe the following considerations are relevant to an analysis of our quarterly results:

•	Net revenues vary in each of the quarters. This variation was directly related to our actions to refocus our trade promotional strategies to emphasize profitability, as opposed to generating revenue growth.

•	Our significant net income in the second quarter of 2004 was primarily the result of the gain from debt extinguishment.

•	Our quarterly results will likely continue to fluctuate in fiscal 2005 largely because while we do not anticipate significant increases in marketing and trade promotional spending during future quarterly periods, such spending may vary based on then current market and competitive conditions and other factors.

        The following table contains unaudited selected historical quarterly information, which includes adjustments, consisting only of normal recurring adjustments.

	Fiscal Quarters Ended (In thousands, except per share data)
	Fiscal 2004				Fiscal 2003
	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002
Net revenues	$16,584	$18,380	$16,703	$22,378	$27,218	$22,649	$24,846	$21,739
Gross profit	4,447	5,847	5,797	6,985	9,777	6,672	8,296	6,574
Income before income tax	2,211	762	6,551	2,349	3,976	1,235	337	1,014
Income tax (benefit) expense	(6,189)	13	20	--	--	--	--	--
Net income	$8,400	$749	$6,531	$2,349	$3,976	$1,235	$337	$1,014
Weighted average diluted shares
outstanding	100,914	101,132	100,915	100,780	100,944	101,021	101,050	101,126
Net income per
share-diluted	$0.08	$0.01	$0.06	$0.02	$0.04	$0.01	$0.00	$0.01

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings are affected by changes in short-term interest rates under our revolving credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate. Based upon the debt outstanding on certain term loans as of August 31, 2004, an increase of 1.0% in market interest rates would have increased interest expense and decreased earnings before income taxes by approximately $5,000. Giving effect to the debt restructuring effected by the Restated Loan Agreement and our long-term debt as of November 16, 2004, an increase of 1.0% in market interest rates would increase in interest expense and decrease earnings before income taxes by approximately $204,500. This analysis does not take into account any actions we might take in an effort to mitigate our exposure in the event interest rates were to change materially. See Note 10 of Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board
of Directors of Northland Cranberries, Inc.:

        We have audited the accompanying consolidated balance sheets of Northland Cranberries, Inc. and subsidiaries (collectively, the "Company") as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northland Cranberries, Inc. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 18, 2004

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2004 AND 2003

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$2,441,828	$9,058,103
Accounts receivable - net	4,418,172	8,499,850
Current portion of note receivable and accounts	19,200	299,038
receivable - other
Inventories	23,034,854	16,239,772
Prepaid expenses and other current assets	747,437	855,793
Assets held for sale	0	2,241,060
Deferred income taxes	6,194,000	0

Total current assets	36,855,491	37,193,616
PROPERTY AND EQUIPMENT - Net	54,527,227	60,813,847
OTHER ASSETS	854,355	60,706
DEBT ISSUANCE COST, NET	1,348,521	2,627,887

TOTAL ASSETS	$93,585,594	$100,696,056

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2004 AND 2003

LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
CURRENT LIABILITIES:
Accounts payable	$5,090,632	$6,484,360
Accrued liabilities	3,220,705	6,266,227
Current maturities of long-term debt:
Outstanding principal payments	1,723,048	7,372,070
Future interest payments from debt restructuring	270,214	699,557

Current maturities of long-term debt:	1,993,262	8,071,627

Total current liabilities	10,304,599	20,822,214
LONG-TERM DEBT, Less current maturities:
Outstanding principal payments	18,263,111	28,182,318
Future interest payments from debt restructuring	1,108,591	5,837,047

LONG-TERM DEBT, Less current maturities:	19,371,702	34,019,365

Total liabilities	29,676,301	54,841,579

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock - Class A, $.01 par value, 94,091,633 and 91,548,580
shares issued and outstanding, respectively	940,916	915,486
Redeemable preferred stock - Series B, 100 shares issued and
outstanding	1	1
Additional paid-in capital	154,901,774	154,901,774
Accumulated deficit	(91,933,398)	(109,962,784)

Total shareholders' equity	63,909,293	45,854,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$93,585,594	$100,696,056

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
NET REVENUES	$74,045,202	$96,452,346	$101,476,260
COST OF SALES	50,968,608	65,132,814	69,693,141

GROSS PROFIT	23,076,594	31,319,532	31,783,119
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	(18,996,300)	(24,478,887)	(24,829,114)
WRITEDOWNS OF LONG-LIVED ASSETS
AND ASSETS HELD FOR SALE	(558,019)	0	0
GAIN ON DISPOSALS OF BUSINESSES
AND PROPERTY AND EQUIPMENT	2,850,509	121,668	51,607
OTHER INCOME	3,000,000	1,588,589	0

INCOME FROM OPERATIONS	9,372,784	8,550,902	7,005,612
INTEREST EXPENSE	(2,885,526)	(3,603,690)	(6,561,205)
GAIN ON DEBT EXTINGUISHMENT	5,339,538	0	0
INTEREST INCOME	46,626	1,615,129	2,525,931
GAIN ON FORGIVENESS OF INDEBTEDNESS	0	0	83,299,046

INCOME BEFORE INCOME TAXES	11,873,422	6,562,341	86,269,384
INCOME TAX BENEFIT (EXPENSE)	6,155,964	0	(32,460,762)

NET INCOME	$18,029,386	$6,562,341	$53,808,622

NET INCOME PER COMMON SHARE:
Basic:	$0.19	$0.07	$0.82
Diluted:	$0.18	$0.06	$0.64
SHARES USED IN COMPUTING
NET INCOME PER COMMON SHARE:
Basic	93,403,758	91,548,580	65,389,494
Diluted	100,939,523	101,046,564	83,588,491

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$18,029,386	$6,562,341	$53,808,622
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization of property and equipment	3,355,820	3,628,074	4,031,240
Amortization of debt issuance costs and debt discount	1,569,140	1,435,274	1,605,190
Gain on forgiveness of indebtedness	0	0	(83,299,046)
(Benefit) provision for deferred income taxes	(6,194,000)	0	32,800,000
Provision for writedown of assets held for sale	558,019	310,000	0
Gain on debt extinguishment	(5,339,538)	0	0
Gain on disposals of businesses and property and equipment	(2,850,509)	(121,668)	(51,607)
Changes in assets and liabilities (net of effects
of business dispositions):
Receivables, prepaid expenses and other assets	4,579,111	4,918,812	3,980,953
Inventories	(6,795,082)	2,033,643	6,108,525
Accounts payable and accrued liabilities	(3,977,169)	(4,461,718)	(1,535,790)

Net cash provided by operating activities	2,935,178	14,304,758	17,448,087

INVESTING ACTIVITIES:
Issuance of note receivable	(800,000)	0	0
Proceeds from disposals of businesses, property and equipment and
assets held for sale	8,358,144	1,429,626	7,017,386
Property and equipment purchases	(996,683)	(1,380,772)	(786,023)
Collections on note receivable	0	23,000,000	3,000,000

Net cash provided by investing activities	6,561,461	23,048,854	9,231,363

FINANCING ACTIVITIES:
Net increase (decrease) in borrowings under revolving credit
facilities	0	(559,765)	559,765
Proceeds from issuance of long-term debt	0	0	20,000,000
Payments on long-term debt and other obligations	(16,138,345)	(28,000,150)	(12,990,251)
Net payments in settlement of revolving credit facility	0	0	(39,772,624)
Payments for debt issuance costs	0	0	(1,258,936)
Proceeds from issuance of preferred stock	0	0	2,942,153
Proceeds from issuance of common stock	25,431	0	2,617,847

Net cash used in financing activities	(16,112,914)	(28,559,915)	(27,902,046)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,616,275)	8,793,697	(1,222,596)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,058,103	264,406	1,487,002

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,441,828	$9,058,103	$264,406

SUPPLEMENTAL CASH FLOW INFORMATION -
Cash paid during the year for:
Interest	$1,333,225	$2,266,722	$4,042,879
Income taxes refunded - net	1,475	5,812	345,383
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIV\ITIES (Notes 2 and 10)

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

		Common Stock
	Preferred Stock	Class A	Class B	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity (Deficiency in Assets)
BALANCE, AUGUST 31, 2001	$0	49,256	1,591	149,129,317	(170,333,747)	(21,153,583)
Conversion of Class B common shares to
Class A common stock (159,051 shares)		1,591	(1,591)			0
Issuance of Class A common stock for
fractional shares due to reverse
stock split (167 shares)		0				0
Exchange of debt for Class A common
stock (7,618,987 shares)		76,190		600,224		676,414
Issuance of Class A common stock
(37,122,695 shares), net of stock
issuance expenses		371,227		2,246,620		2,617,847
Issuance of warrants to purchase
5,086,106 shares of Class A common
stock				400,683		400,683
Issuance of convertible preferred
stock- Series A (1,668,885 shares)
and Series B (100 shares), net of
stock issuance expenses	16,690			2,925,463		2,942,153
Conversion of convertible preferred
stock- Series A (1,668,885 shares) to
Class A common stock (41,722,125 shares)	(16,689)	417,222		(400,533)		0
Net income					53,808,622	53,808,622

BALANCE, AUGUST 31, 2002	1	915,486	0	154,901,774	(116,525,125)	39,292,136
Net income					6,562,341	6,562,341

BALANCE, AUGUST 31, 2003	1	915,486	0	154,901,774	(109,962,784)	45,854,477
Issuance of Class A common stock
(2,543,053 shares)		25,430				25,430
Net income					18,029,386	18,029,386

BALANCE, AUGUST 31, 2004	$1	$940,916	$0	$154,901,774	$(91,933,398)	$63,909,293

See notes to consolidated financial statements.

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — The business of Northland Cranberries, Inc. (the “Company”) consists principally of growing and selling cranberries and cranberry products. The Company’s vertical integration business strategy includes marketing and selling its Northland, Seneca, TreeSweet and Awake brand cranberry and other fruit juice products, fresh, and dried cranberries, domestically through retail supermarkets and through other distribution channels, both domestically and internationally.

Business Risks — Prices paid to growers for raw cranberries are effectively determined by Ocean Spray, the industry leader, which controls the bulk of the cranberry supply in North America. The marketplace in which the Company operates has experienced aggressive selling activities as the industry responds to the excess cranberry supply levels in the past. In June of 2001, the United States Department of Agriculture (“USDA”) adopted a volume regulation under a federal marketing order for the 2001 calendar year crop which was intended to reduce cranberry supplies. The USDA has not adopted a volume regulation since 2001.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — Cash and cash equivalents consist primarily of amounts on deposit at various banks.

Concentration of Credit Risk and Significant Customer — The Company maintains its cash in commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures balance on deposits up to specified limits. Balances in excess of FDIC limits are uninsured. The Company manufactures and sells to wholesale food processors, distributors and retailers throughout the United States. The Company performs certain credit evaluation procedures and does not require collateral. Accounts receivable are stated net of allowances for doubtful accounts of approximately $300,000, $350,000 and $358,000 as of August 31, 2004, 2003 and 2002, respectively. During the year ended August 31, 2004, the Company had one customer with net revenues that exceeded 10% of total net revenues.

Inventories — Inventories, which primarily consist of cranberries, cranberry and other concentrates, juice, packaging supplies and deferred crop costs, are stated at the lower of cost or market. Inventory market write downs are provided when the estimated sales value of such inventories, less estimated completion and disposition costs, are less than the cost or carrying value of the inventories. The market estimates are based on management’s best estimates of future selling prices and costs for the periods during which the cranberries are grown and the cranberries and cranberry related products are expected to be sold. The market estimates are dependent upon several factors including, but not limited to, price, product mix, demand, costs and the period of time which it takes to sell the inventory. Such factors are all subject to significant fluctuations. Cranberries and cranberry content of inventories are accounted for using the specific identification costing method, which approximates the first-in, first-out (“FIFO”) costing method. All other inventory items are accounted for using the FIFO costing method. Deferred crop costs consist of those costs related to the growing of the crop that will be harvested in the following fiscal year.

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

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits for which, based on available evidence, is more likely than not that they will not be realized.

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

Advertising — Advertising costs incurred to produce media for advertising for major new campaigns are expensed in the period in which the advertising first takes place. Other advertising costs are expensed when incurred. Advertising expenses of approximately $5,210,000, $10,110,000 and $9,437,000 during the years ended August 31, 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses.

Debt Issuance Costs – Costs related to obtaining a revolving credit facility and certain term loans have been deferred and are being amortized, using the effective interest rate method, over the terms of the related debt agreements and charged to interest expense. Accumulated amortization was approximately $771,000, $481,000 and $211,000 as of August 31, 2004, 2003 and 2002, respectively.

Net Income (Loss) Per Share — Net income (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of dilutive potential common shares based on the treasury stock method. Previously reported share and per share information has been restated to give effect to a reverse stock split described in Note 11. The shares outstanding used to compute the diluted earnings per share for 2004, 2003 and 2002 excluded outstanding options to purchase 597,825, 643,775 and 195,525 shares of Class A Common Stock, respectively. The options were excluded because their weighted-average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

Segment Information — The Company operates principally in a single consumer foods line of business, encompassing the growing, manufacturing and selling of cranberries and cranberry products. Within this segment, the Company recorded approximately (i) 64.0%, 58.7% and 58.3% of net revenues in fiscal 2004, 2003 and 2002, respectively, from the sale of branded products; (ii) 25.0%, 28.7% and 21.7% of net revenues in fiscal 2004, 2003 and 2002, respectively, from the sale of cranberry concentrate; and (iii) 0.3%, 2.5% and 10.1% of net revenues in fiscal 2004, 2003 and 2002, respectively, from providing contract packaging services to third parties.

Comprehensive Income (Loss) — There is no material difference between comprehensive income (loss) and net income (loss) for each of the three years in the period ended August 31, 2004.

Fair Value of Financial Instruments – The Company is required to disclose the estimated fair value of certain financial instruments in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Considerable judgment is required to interpret market data to develop estimates of fair value. As of August 31, 2001, the Company was experiencing financial difficulties and had not made its scheduled payments on certain accounts payable and long-term debt obligations that were subsequently restructured and/or forgiven, and on November 6, 2001, as described in Notes 2 and 10, announced the completion of a debt and equity restructuring in which certain creditors agreed to forgive and restructure the amounts owed to them by the Company. Accordingly, management has determined that it is not practicable to estimate the fair value of the Company’s long-term debt obligations. The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) is a reasonable estimate of the fair value of such instruments due to the short-term nature of such instruments and the market interest rates applicable to similar instruments.

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

New Accounting Standards — In December 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. The Company accounts for stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees.

The Company has elected to continue to follow the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and its related interpretations; accordingly, no compensation cost has been reflected in the consolidated financial statements for its stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method established by SFAS No. 123, “Accounting for Stock Based Compensation” the Company’s net income (loss) and net income (loss) per share for the years ended August 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below, amounts in thousands:

	2004	2003	2002
Net income	$18,029	$6,562	$53,809
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effect	415	336	60

Pro forma net income	$17,614	$6,226	$53,749

Historical net income per
common share:
Basic	$0.19	$0.07	$0.82
Diluted	$0.18	$0.06	$0.64
Pro forma net income per
common share:
Basic	$0.19	$0.07	$0.82
Diluted	$0.18	$0.06	$0.64

The weighted-average fair value per share of stock options granted during the years ended August 31, 2004, 2003 and 2002 was $0.13, $0.20 and $0.07, respectively. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized to expense over the vesting period of the stock options.

For the purpose of these disclosures, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended August 31, 2004, 2003 and 2002:

	2004	2003	2002
Expected volatility	94.8%	99.9%	107.5%
Risk-free interest rate	3.4%	3.1%	5.1%
Dividend rate during the expected term	0%	0%	0%
Expected life in years	1	2	4

In May 2003 the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The new standard requires that financial instruments within its scope be classified as liabilities in statements of financial position. Many of these instruments were previously classified as equity. The disclosure requirements are effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective September 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

The Company paid an affiliate of Sun Northland a fee of $700,000 as consideration for certain services performed in connection with structuring and negotiating the restructuring transaction. Additionally, as part of the restructuring, the Company entered into a management services agreement with Sun Capital Partners Management, LLC, an affiliate of Sun Capital Partners, Inc., pursuant to which Sun Capital Partners Management, LLC will provide various financial and management consulting services to the Company in exchange for an annual fee (which is to be paid in quarterly installments) equal to the greater of $400,000 or 6% of EBITDA (as defined therein), provided that the fee may not exceed $1,000,000 per year unless approved by a majority of the Company’s directors who are not affiliates of Sun Capital Partners Management, LLC. In fiscal 2004, 2003 and 2002 the Company paid approximately $ 699,000, 830,000 and $420,000, respectively. This agreement terminates by its terms on the earlier of November 6, 2008 or the date on which Sun Northland and its affiliates no longer own at least 50% of the Company’s voting power.

Financing for the debt restructuring, and for additional working capital, was provided by Wells Fargo Foothill (“Foothill”) and Ableco Finance LLC (“Ableco”). Foothill and Ableco provided the Company with $20 million in term loan financing and a new $30 million revolving credit facility (see Note 10). As part of the consideration to Foothill and Ableco to provide the new credit facilities to the Company, Foothill and Ableco received warrants to purchase a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company’s fully-diluted common shares, at an exercise price of $0.01 per share. The warrants expire on November 6, 2011. The Company also issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5.0 million, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt.

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

On June 7, 2002, the Company filed a lawsuit against Cliffstar in the United States District Court, Northern District of Illinois, alleging Cliffstar breached the Asset Purchase Agreement by failing to pay the Company earn-out payments for the years 2000 and 2001. The parties subsequently settled and the Company recognized income of approximately $3.0 million during the second quarter of fiscal 2004 as a result of the settlement.

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

Clement Pappas was contractually obligated to make certain payments to the Company for a period of up to five years from the closing date based on total case sales of cranberry sauce, as defined, subject to an aggregate minimum payment of $1,000,000 and an aggregate maximum payment of $2,500,000. The Company has received payments of approximately $609,248 related to the first and second years of this agreement. The remaining present value of the future aggregate minimum payments was recorded as an asset in the accompanying August 31, 2003 consolidated balance sheet. Subsequent to August 31, 2003 the Company entered into an agreement to allow Clement Pappas to make a payment of $700,000 as settlement of the outstanding obligation related to total case sales of cranberry sauce. The Company recognized a gain of $406,000 in the first quarter of fiscal 2004 as a result of this payment.

5.	OTHER INCOME

In fiscal 2004, the Company and Cliffstar Corporation (“Cliffstar”) settled all disputes between them relating to the earn-out payments the Company was entitled to under an Asset Purchase Agreement previously entered into by the parties in connection with the sale of the net assets of the Company’s private label juice business to Cliffstar. As a result, the Company recognized income of $3,000,000 during fiscal 2004.

As a result of the Cliffstar settlement (see Note 3) the Company recognized a gain of $ 89,000 in the year ended August 31, 2003.

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

6.	INVENTORIES

Inventories as of August 31, 2004 and 2003 consisted of the following:

	2004	2003
Raw materials	$12,069,001	$5,706,533
Finished goods	3,389,920	3,650,056
Deferred crop costs	7,575,933	6,883,183

Total inventories	$23,034,854	$16,239,772

7.	ASSETS HELD FOR SALE

During fiscal 2004, the Company’s former bottling facility in Dundee, New York was written down by $558,000 to its estimated fair market value. On April 23, 2004, the Company sold this facility and the net proceeds from the sale of approximately $230,000 were used to reduce debt.

On January 6, 2004, the Company also sold its facility in Eau Claire, Michigan, which was destroyed by fire on May 10, 2003. The Company received insurance claim payments from an insurance carrier under the terms and conditions of a policy issued to Sun Capital Partners, Inc. (“Sun Capital”) and its affiliated, subsidiary and associated companies. The Company, as an affiliate of Sun Capital and an additional insured under the policy, received payments of approximately $1,700,000 on January 9, 2004, representing the actual cash value of the facility at the time of loss subject to deductions for depreciation, and approximately $930,000 on August 30, 2004, representing a supplemental claim for qualified replacement costs incurred by Wickes Furniture Company, Inc. (“Wickes”). Wickes, also an affiliate of Sun Capital and additional insured under the policy, received a payment from us of approximately $400,000 as reimbursement for qualifying replacement costs incurred. As a result of these transactions, the Company recognized a gain of approximately $1,990,000 during fiscal 2004.

The Company also sold its manufacturing facility located in Jackson, Wisconsin in June 2004 and recognized a gain of approximately $2,700,000. The Company completed the sale of the Bridgeton facility, in October 2003. Under the terms of the sale, the buyer has assumed the obligation for continued remediation of environmental contamination at the Bridgeton facility and the Company transferred its rights to indemnification for such costs from the previous owner of the facility. The Company received proceeds of approximately $980,000, which were used to reduce debt.

As of August 31, 2004, the Company did not have any assets held for sale.

8.	LONG-LIVED ASSETS

Property and equipment as of August 31, 2004 and 2003 consisted of the following:

	2004	2003
Land	$4,087,046	$4,428,738
Land improvements	7,609,771	7,680,923
Cranberry vines, bulkheads and irrigation equipment	32,655,015	32,755,805
Buildings and improvements	16,608,523	17,007,044
Equipment and vehicles	8,690,807	14,045,582
Construction in progress	0	119,178

Property and equipment - at cost	69,651,162	76,037,270
Less accumulated depreciation and amortization	15,123,935	15,223,423

Property and equipment - net	$54,527,227	$60,813,847

9.	ACCRUED LIABILITIES

Accrued liabilities as of August 31, 2004 and 2003 consisted of the following:

	2004	2003
Interest	$32,110	$607,974
Trade and consumer promotions	1,219,404	1,814,757
Compensation and other employee benefits	211,641	926,422
Property taxes	413,074	477,769
Commissions	608,881	626,588
Legal and professional fees	128,038	463,179
Other	607,557	1,349,538

Total accrued liabilities	$3,220,705	$6,266,227

10.	LONG-TERM DEBT

Long-term debt as of August 31, 2004 and 2003 consisted of the following:

	2004	2003
Term loans payable	$0	$4,852,768
Fee notes payable	4,298,239	4,008,465
Restructured bank notes	0	8,643,434
Restructured insurance company note	15,000,420	16,867,845
Other obligations	687,500	1,181,876

Sub Total Principal Obligations	19,986,159	35,554,388
Future interest payments from debt restructuring	1,378,805	6,536,604

Total debt	21,364,964	42,090,992

Less current maturities of long-term debt	1,993,262	8,071,627

Long-term debt	$19,371,702	$34,019,365

A gain of approximately $5,3000,000 was recognized in fiscal 2004 as a result of the payment in full of the restructured bank notes.

As of August 31, 2004 and 2003, the Company was in compliance with its various financial covenants contained in its agreements covering its long-term debt obligations. As of August 31, 2001, the Company was not in compliance with various financial covenants contained in the agreements covering the revolving credit facility and the term loans payable to an insurance company and, accordingly, the borrowings thereunder were due on demand. However, as described below, these obligations were subsequently restructured on November 6, 2001. Under the terms of the amended revolving credit facility, interest was accrued and recorded at the banks’ domestic rate (which approximated prime, as defined), plus 3.25%, while the loan was in default. The outstanding accrued interest due the banks aggregated approximately $12,891,000 as of August 31, 2001 and approximately $14,450,000 as of the November 6, 2001 restructuring date.

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

Certain other banks participating in the revolving credit facility agreed to accept an aggregate cash payment of approximately $12,429,000, 7,618,987 shares of the Company’s newly issued Class A Common Stock and new notes (the “Restructured Bank Notes”) with a stated principal balance aggregating approximately $25,714,000, as the final settlement for approximately $74,463,000 of outstanding aggregate principal and interest due them as of the restructuring date. The total scheduled aggregate cash payments (principal and interest) required under the terms of the Restructured Bank Notes were less than the aggregate amounts owed such participating banks under the former note, after deducting the cash payment made as of the date of the restructuring and the estimated fair value of the shares of common stock issued. The difference between the sum of the cash paid, the estimated fair value of the common stock issued and the scheduled estimated maximum future payments (principal and interest) required under the Restructured Bank Notes and the approximately $74,463,000 of outstanding principal and interest owed such banks as of the restructuring date of approximately $27,887,000 was recognized as a gain on forgiveness of indebtedness, net of legal fees, other direct costs and income taxes, during the year ended August 31, 2002. The future cash payments required under the Restructured Bank Notes are to be applied against the Company’s adjusted carrying value of the Restructured Bank Notes, with generally no interest expense recognized for financial reporting purposes, in accordance with SFAS No. 15, as long as the Company makes the scheduled payments in accordance with the Restructured Bank Notes and there are no changes to the interest rate. During the second quarter of fiscal 2004 the Company paid all outstanding principal.

In accordance with SFAS No. 15, at the time of the restructuring the Company estimated the future interest payments to be made in connection with the repayment of the Restructured Bank Notes. This estimate was based on interest rates in effect at the time of the restructuring and taking into consideration the timing of the payment of future principal obligations based on the timing of collection of collateral, including the note receivable from Cliffstar. These estimated payments have been presented as future interest payments from debt restructuring in the accompanying consolidated balance sheets as of August 31, 2004 and 2003.

Payments were due monthly under the Restructured Bank Notes based on the prime interest rate, as defined, plus 1% (5.5% as of August 31, 2004), applied against the outstanding stated principal balance of the Restructured Bank Notes, with an additional $1,700,000 that was paid on November 6, 2002 and additional monthly payments of approximately $133,000 due commencing on December 1, 2003 and continuing through October 1, 2006, with a final payment of approximately $4,111,474 due on November 1, 2006. In addition, the Company is required to pay the agent bank an annual agency fee of 0.25% of the outstanding stated principal balance due on such notes as of the date of the restructuring and on each anniversary date thereof during the term of the notes. The Restructured Bank Notes are collateralized by specific assets of the Company and the Company is required to make certain mandatory prepayments to the extent of any net proceeds received from the sale of such collateralized assets or to the extent that a note received in connection with the sale of such assets, or assets previously sold, is collected. The applicable prepayments are to be applied in inverse order against the stated additional payments due under the Restructured Bank Notes, commencing with the November 1, 2006 scheduled payment. During the second quarter of fiscal 2004, the Company paid all outstanding principal.

On November 6, 2001, the Company and the insurance company holding the two term loans entered into a new loan agreement which restructured and modified the terms of the two original loan agreements (with an aggregate outstanding principal and interest balance of approximately $20,680,000 as of the restructuring date) under which the Company issued a new note to the insurance company (the “Restructured Insurance Company Note”) with a stated principal amount of approximately $19,096,000 and a stated interest rate of 5% for the first two years of the note, increasing by 1% annually thereafter, with a maximum interest rate of 9% in the sixth and final year of the Restructured Insurance Company Note. The Restructured Insurance Company Note is payable in monthly installments of approximately $186,000 commencing December 1, 2001, adjusted periodically as the stated interest rate increases, with a final payment of approximately $11,650,000 due November 1, 2007. The Restructured Insurance Company Note may require an acceleration of principal payments of approximately $17,000 per month, should the Company’s required per barrel price paid to contract growers exceed $32 per barrel, as defined, and continue for the remaining term of the Restructured Insurance Company Note, as long as the price equals or exceeds $32 per barrel. The Restructured Insurance Company Note is collateralized by specific assets of the Company. Under SFAS No. 15, no gain was recognized on the restructuring and modification of the term loans, as the total scheduled principal and interest payments due under the Restructured Insurance Company Note are in excess of the amounts owed the insurance company as of the date of the restructuring, with the excess (approximately $4,264,000) recognized as interest expense over the term of the Restructured Insurance Company Note, using the interest method. The effective interest rate recognized for financial reporting purposes approximates 4.5%.

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

On November 6, 2001, the Company entered into a Loan and Security Agreement (the “Agreement”) with Foothill and Ableco that provides for a revolving credit facility and two term loans. The Company has the ability to borrow, subject to certain terms and conditions, up to $30,000,000 in accordance with a revolving credit facility, which expires on November 6, 2006. The Company did not have any borrowings outstanding under this revolving credit facility as of August 31, 2004 and 2003. Approximately $7,500,000 of borrowings was available to the Company under the facility as of August 31, 2004. Interest, on the borrowings under the revolving credit facility, is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2004).

The Agreement provides for two term loans in the amount of $10,000,000 each, Term Loans A and B. Interest on the term loans is payable monthly at the greater of prime, as defined, plus 1%, or 7% (7% as of August 31, 2003). Principal payments of approximately $167,000 per month are required under Term Loan A commencing December 1, 2001 and continuing through November 1, 2006. Term Loan B was paid in full upon the payment of the Cliffstar Note in the settlement agreement with Cliffstar (see Note 3 to the Consolidated Financial Statements). Term Loan A was paid in full upon the payment from the sale of the manufacturing plant in Jackson, Wisconsin.

As part of the consideration to Foothill and Ableco to provide the credit facilities to the Company, the Company issued non-interest bearing fee notes to Foothill and Ableco in the aggregate amount of $5,000,000, which are payable in full on November 6, 2006. The fee notes have been discounted for financial reporting purposes and interest expense is recognized over the terms of the related debt. The effective interest rate recognized for financial reporting purposes approximates 7.0%. In September 2004, the Company paid $2,500,000 on the outstanding principal to Ableco (see Note 17).

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

Aggregate annual principal and future interest payments required under terms of the debt agreements as of August 31, 2004, after giving effect to the debt and equity restructuring and the various obligations that were forgiven in connection therewith, consisted of the following:

Years Ending August 31	Payments
2005	1,993,262
2006	2,102,342
2007	6,384,652
2008	10,884,708

Total	$21,364,964

11.	SHAREHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

The authorized common stock of the Company as of August 31, 2004 consists of 150,000,000 shares of Class A Common Stock and 4,000,000 shares of Class B Common Stock. As of August 31, 2004 there are 94,091,633 shares of Class A Common Stock outstanding and as of August 31 2003 there were 91,548,580 shares of Class A Common Stock outstanding. No shares of Class B Common Stock are outstanding as of August 31, 2004 and 2003. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to three votes per share. Holders of Class A Common Stock are entitled to receive cash dividends equal to at least 110% of any cash dividends paid on the shares of Class B Common Stock. However, cash dividends may be paid on Class A Common Stock without a concurrent cash dividend being paid on the Class B Common Stock. If at any time the outstanding shares of Class B Common Stock fall below 2% of the outstanding shares of Class A Common Stock, they will be automatically converted into Class A Common Stock.

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

Convertible Preferred Stock – Each share of the Series A Preferred Stock was automatically converted into 25 shares of Class A Common Stock immediately upon effectiveness of the amendment to the Company’s Articles of Incorporation, which was approved at the 2002 Annual Meeting of Shareholders and became effective on February 4, 2002. This amendment increased the number of authorized Class A Common Stock from 60,000,000 shares to 150,000,000 shares. As a result of the amendment, 1,668,885 Series A Preferred shares were converted in to 41,722,125 shares of Class A Common Stock of the Company on February 4, 2002. There are currently no shares of Series A Preferred Stock of the Company outstanding.

Redeemable Preferred Stock – The Series B Preferred Stock has no voting rights and no dividend preference. In the event of liquidation, the shares of Series B Preferred Stock have a preference in liquidation after the shares of Series A Preferred Stock equal to the par value of each share of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption upon (i) the consummation of a transaction following which neither Sun Northland, LLC nor its affiliates owns or controls securities possessing at least 10% of the voting power of the Company, or (ii) the distribution of assets to holders of the Company’s capital stock upon the sale of substantially all the Company’s assets. The redemption price in such a circumstance varies depending upon the number of shares of Series B Preferred Stock then outstanding and the internal rate of return (as defined in the Articles of Incorporation) recognized by Sun Northland, LLC in connection with the event triggering such redemption. Generally, the redemption price in such circumstances is zero if Sun Northland, LLC’s internal rate of return is less than or equal to 40%, and increases as Sun Northland, LLC’s internal rate of return increases. The 100 shares of Series B Preferred Stock that the Company sold to Sun Northland, LLC in the Restructuring were subsequently transferred by Sun Northland, LLC for nominal consideration to a limited liability company whose managing member is the Company’s Chief Executive Officer and whose other members include among others certain officers of the Company.

Warrants to Purchase Common Stock — As part of the consideration to Foothill and Ableco to provide credit facilities to the Company, Foothill and Ableco received warrants to purchase up to a total of 5,086,106 shares of Class A Common Stock, or approximately 5% of the Company’s fully-diluted common shares, at an exercise price of $.01 per share. The warrants expire on November 6, 2011. On December 9, 2003, Foothill purchased 2,543,053 shares of Class A Common Stock for an aggregate purchase price of $25,430.53 pursuant to the terms and conditions of Northland Cranberries, Inc. Common Stock Purchase Warrant No. W-1 dated November 6, 2001 and issued to Foothill as part of the consideration to provide credit facilities to the Company in connection with the restructuring of the Company’s debt and equity on November 6, 2001.

Stock Options — During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of options to purchase up to 200,000 shares of Class A Common Stock to key employees and non-employee directors of the Company. Stock options granted under the 1995 Plan are exercisable at a price established by the Compensation and Stock Option Committee, which shall not be less than 100% of the fair market value on the date of grant for a period determined by the Compensation and Stock Option Committee, not to exceed 10 years, and vest over a period of 1 to 5 years.

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

The status of the stock option plans existing as of August 31, 2004 was as follows:

	Price Range	Number of Shares	Weighted Average Exercise Price
Outstanding as of August 31, 2001	$3.12 - 79.00	195,525	$34.68
Granted	0.09 - 1.04	5,464,081	0.17

Outstanding as of August 31, 2002	$0.09 - 79.00	5,659,606	$1.36
Granted	0.56 - 0.56	225,000	0.56
Cancelled	15.50 - 68.50	(31,950)	21.29

Outstanding as of August 31, 2003	$0.09 - 79.00	5,852,656	$1.21
Granted	0.50 - 0.56	250,000	0.56
Cancelled	26.75 - 35.00	(90,750)	1.31

Outstanding as of August 31, 2004	$0.09 - 79.00	6,011,906	$1.11

Exercisable as of August 31, 2004	$0.09 - 79.00	2,844,220	$1.46
Exercisable as of August 31, 2003	0.09 - 79.00	113,854	47.07
Exercisable as of August 31, 2002	0.09 - 79.00	146,804	41.45
Available for grant after August 31, 2004		600,000

The following table summarizes information about stock options outstanding as of August 31, 2004:

				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 0.09-1.04	5,864,081	1.3	$0.19	2,757,041	$0.16
3.12-20.25	47,500	5.6	8.34	16,175	9.33
29.00-40.00	12,825	1.1	30.23	10,992	29.82
40.50-79.00	87,500	2.7	54.73	60,013	53.77

$ 0.09-79.00	6,011,906	1.2	$1.11	2,844,221	$1.46

12.	INCOME TAXES

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

Income tax benefit (expense), for the years ended August 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Current benefit:
Federal	$(8,000)	$--	$339,238
State	(30,036)	--	--

Total current benefit	(38,036)	--	339,238

Deferred benefit (expense):
Federal	6,194,000	--	(26,205,000)
State	--	--	(6,595,000)

Total deferred benefit (expense)	6,194,000	--	(32,800,000)

Total benefit (expense) for income taxes	$6,155,964	$--	$(32,460,762)

The income tax benefit for the year ended August 31, 2004 was a result of the recognition of deferred income tax benefits of $6,194,000 which resulted from the recognition of certain net operating loss carry forwards expected to be utilized for financial reporting purposes during fiscal 2005 and tax expense of $38,036. There was no income tax provision for the year ended August 31, 2003, due to the utilization of certain net operating loss carry forwards for which no benefit had previously been provided. In the year ended August 31, 2002 there was income tax expense of $32,460,762. This expense was comprised of (i) $32,800,000 of expense related to the income tax on the gain on forgiveness of indebtedness and (ii) $339,238 of benefit as a result of certain refunds of Federal Alternative Minimum Tax (AMT) related to a change in the tax law for AMT carry-backs.

A reconciliation of the Federal statutory income tax rate to the effective income tax rate for the years ending August 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(5.2)	(5.2)	(4.6)
Reversal of previously recognized valuation
allowance	91.0	39.2	1.0
Other	--	--	--

Effective income tax rate - (expense) benefit	51.8%	--	(37.6)%

Temporary differences that give rise to deferred income tax assets and liabilities as of August 31, 2004 and 2003 consisted of the following:

	2004	2003
Deferred income tax assets:
Accounts receivable allowances	$178,000	$234,000
Inventories	2,282,000	2,117,000
Intangible assets	2,885,000	3,195,000
Accrued liabilities	1,230,000	3,916,000
Federal net operating loss carryforwards	28,221,000	27,035,000
State net operating loss carryforwards	4,325,000	4,143,000
Federal alternative minimum tax credit carryforwards	1,937,000	1,937,000
Federal investment tax credit carryforwards	37,000	37,000

Total deferred income tax assets	41,095,000	42,614,000

Deferred income tax liabilities:
Property and equipment	(9,728,000)	(6,670,000)
Prepaid expenses	(79,000)	(148,000)

Total deferred income tax liabilities	(9,807,000)	(6,818,000)

Deferred income tax assets - net	31,288,000	35,796,000
Valuation allowance	(25,094,000)	(35,796,000)

Net deferred income tax assets recognized in the
consolidated balance sheets	$6,194,000	$0

The Company has deferred tax assets of $31.3 million and a valuation allowance against these assets of $25.1 million as of August 31, 2004. Of this amount $31.3 million of the deferred tax asset and a corresponding valuation allowance of $25.1 million relate to tax loss carry forwards. The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In completing this determination, we generally evaluate recent losses after considering the impact of nonrecurring items and our expectations of sufficient future taxable income prior to the years in which the carry forwards expire. Our expectations of future profitability were based on assumptions regarding our market share and the impact of significant transactions, such as the transaction with Ocean Spray that occurred on September 23, 2004.

As of August 31, 2004, the Company had, for federal and state income tax purposes, net operating loss carryforwards of approximately $82,821,000, which expire in 2021 through 2024, available to offset future federal taxable income. The utilization of the net operating loss carry forwards are restricted by the provisions of the Tax Reform Act of 1986. In addition, as of August 31, 2004, the Company had approximately $1,937,000 of federal alternative minimum tax credit carryforwards and approximately $37,000 of investment tax credit carryforwards available to offset future federal income taxes. The alternative minimum tax credit carryforwards have no expiration date and the investment tax credit carryforwards expire in 2004.

13.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan that covers substantially all full-time employees. The Company contributes amounts based on employee contributions under this plan. The Company contributed approximately $295,000, $293,000 and $328,000 to the plan during the years ended August 31, 2004, 2003 and 2002, respectively. The Company also has a defined benefit plan for the former employees of the Bridgeton, New Jersey facility with a recorded liability balance of $435,000 which is comprised of an additional liability of $435,000 as of August 31, 2004. The net unfunded benefit obligation was $211,000, which is comprised of a projected benefit obligation of $1,178,000 less plan assets of $967,000 as of August 31, 2004. The recorded liability as of August 31, 2003 included an additional liability of $498,000. The net unfunded benefit obligation of $367,000 as of August 31, 2003 is comprised of a projected benefit obligation of $1,229,000 less plan assets of $862,000. Total expenses with respect to this plan was not material in any of the years ended August 31, 2004, 2003 or 2002.

14.	COMMITMENTS

Supply Contracts — The Company has multiple-year crop purchase contracts with 45 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,800 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for a period of five years, renew annually unless otherwise terminated in accordance with their terms, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries. The Company and Ocean Spray entered into an agreement for a period of ten years pursuant to which Ocean Spray will receive, clean, store and process into concentrate all cranberries harvested from Northland’s and its contract growers’cranberry properties for a fixed fee (see Note 17).

Leasing Activities — On September 5, 1991, the Company entered into a net lease, which was amended in July 1993, with Equitable Life Assurance Society of the United States (“Equitable”) for the Cranberry Hills cranberry marsh, which Equitable purchased on May 3, 1991 from Cranberry Hills Partnership (“Cranberry Hills”), a partnership controlled by the Company’s CEO and two former directors. The lease, expired December 31, 2000. On January 26, 2001, the Company entered into a management agreement with Equitable for the management of the cranberry marsh. This agreement, which expired on December 31, 2001, was renewed effective April 19, 2002. The agreement expired on December 31, 2003 and was not renewed.

15.	COMMON STOCK

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

16.	NOTE RECEIVABLE

On January 28, 2004 the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company, which is secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan, which is recorded within Other Assets on the accompanying consolidated balance sheet, was made in connection with the restructuring of certain debt obligations of the grower, $1,000,000 of which were previously guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.

17.	SUBSEQUENT EVENTS

On September 23, 2004, the Company entered into agreements with Ocean Spray Cranberries, Inc. pursuant to which (i) it sold its processing plant, storage facility and certain offices located in Wisconsin Rapids to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid to the Company a non-refundable (but creditable) $5 million cash fee in exchange for the option to purchase up to 14 of the Company’s 17 cranberry marshes at prices that aggregate $47.5 million (before the option fee); (iii) the Company agreed to, for a period of 10 years, deliver all of the cranberries harvested from its currently-owned marshes and its contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used by the Company in its branded products; and (v) the Company agreed to dismiss with prejudice its antitrust lawsuit against Ocean Spray.

On November 12, 2004, the Company declared a special cash dividend of $0.33 per share of Class A Common Stock payable on December 1, 2004 to all shareholders of record at the close of business on November 26, 2004. The $31.1 million dividend will be paid from a combination of proceeds from the September 2004 asset sale to Ocean Spray and new borrowings discussed below.

On November 16, 2004 the Company entered into an Amended and Restated Loan and Security Agreement with Foothill and Ableco pursuant to which, among other things, the commitment under existing revolving credit facility was reduced to an aggregate principal amount of $11 million and an additional term loan facility in the aggregate principal amount of $15 million was provided.

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

PART III

Item 10. Directors and Executive Officers of the Company.

        Pursuant to Instruction G, we have incorporated the information required by this Item with respect to directors by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year (the “Proxy Statement”). The information required by Items 405 and 406 of Regulation S-K are incorporated by reference to the information set forth under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters—Code of Ethics,” respectively, in the Proxy Statement. The required information with respect to executive officers appears at the end of Part I of this Form 10-K.

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

        The following table provides information as of August 31, 2004, regarding our Class A Common Stock that may be issued pursuant to our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plan
approved by security	147,825	$37.70	0(1)
holders

Equity Compensation plan
not approved by security	5,864,081	$ 0.19	600,000
holders (2)

Total	6,011,906	$ 1.11	600,000

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

(2)     The table above does not include warrants to purchase an aggregate of 2,543,053 shares of Class A Common Stock that are immediately exercisable for an exercise price of $.01 per share that we issued to Ableco in connection with the Restructuring. The issuance of the warrants was not approved by our shareholders. If the warrants were included in the table above, then the weighted-average price of outstanding options, warrants and rights related to equity compensation plans not approved by security holders would be $1.13.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

        (a)(1) The financial statements of Northland Cranberries, Inc., consisting of our consolidated balance sheets as of August 31, 2004 and 2003, consolidated statements of operations, cash flows and shareholders’ equity for the fiscal years ended August 31, 2004, 2003 and 2002, notes to consolidated financial statements and independent auditors’ report, are filed herewith.

        (a)(2) Schedule II, Valuation and Qualifying Accounts, is filed herewith. We have omitted other schedules because they are not required or not applicable, or the information required to be shown is included in our financial statements and related notes.

        (a)(3) The exhibits we have filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index.*

*	We will furnish to shareholders the Exhibits to this Form 10-K on request and advance payment of a fee of $0.20 per page, plus mailing expenses. Requests for copies should be addressed to Kenneth A. Iwinski, Vice President-Legal and Secretary, Northland Cranberries, Inc., P.O. Box 8020, Wisconsin Rapids, Wisconsin 54495-8020.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
Date: November 29, 2004	By: /s/ John Swendrowski
John Swendrowski
Chairman of the Board and
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons on behalf of the Company and in the capacities indicated have signed this report on November 29, 2004 below.

By: /s/ John Swendrowski	By: /s/ Nigel J. Cooper
John Swendrowski	Nigel J. Cooper
Chairman of the Board,	Vice President - Finance
Chief Executive Officer and Director
By: /s/ Marc J. Leder	By: /s/ T. Scott King
Marc J. Leder	T. Scott King
Director	Director
By: /s/ Rodger R. Krouse	By: /s/ Kevin J. Calhoun
Rodger R. Krouse	Kevin J. Calhoun
Director	Director
By: /s/ Clarence E. Terry	By: /s/ George R. Rea
Clarence E. Terry	George R. Rea
Director	Director
By: /s/ Patrick J. Sullivan	By: /s/ C. Daryl Hollis
Patrick J. Sullivan	C. Daryl Hollis
Director	Director

NORTHLAND CRANBERRIES, INC. AND SUBSIDIARIES
SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

	Year ended August 31,
	2004	2003	2002
Valuation accounts deducted in the consolidated balance
sheets from assets to which they apply:
Accounts receivable - allowance for doubtful accounts:
Balances at beginning of year	$(350,000)	$(358,000)	$(300,000)
Additions - charged to expense	(33,500)	(256,000)	(225,000)
Deductions - amounts written off, net of recoveries	83,500	264,000	167,000

Balances at end of year	$(300,000)	$(350,000)	$(358,000)

Deferred income taxes - valuation allowance:
Balances at beginning of year	$(35,796,000)	$(38,367,000)	$(38,407,000)
Additions - allowance established
Deductions - allowance used	10,702,000	2,571,000	40,000

Balances at end of year	$(25,094,000)	$(35,796,000)	$(38,367,000)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Asset Purchase Agreement, dated as of January 5, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 23, 2000.]

2.2	First Amendment to Asset Purchase Agreement, dated as of March 8, 2000, by and between the Company and Cliffstar Corporation. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 23, 2000.]

2.3	Asset Purchase Agreement, dated as of December 2, 1998, by and between the Company and Seneca Foods Corporation. [Incorporated by reference to Exhibit 2.0 to the Company’s Current Report on Form 8-K dated December 30, 1998.]

2.4	Stock Purchase Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

2.5	Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, LaSalle Bank National Association, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association. [Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

2.6	Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

2.7	Assignment, Assumption and Release Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, Wells Fargo Bank Minnesota, National Association, Endeavor, L.L.C., Bank One Wisconsin and M&I Marshall & Ilsley Bank. [Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

2.8	Assignment Agreement, dated as of November 6, 2001, by and between the Company and Sun Northland, LLC. [Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

3.1	Articles of Incorporation, as amended, effective February 4, 2002. [Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarterly period ended February 28, 2002.]

3.2	By-Laws of the Company, as amended, effective January 30, 2002. [Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarterly period ended February 28, 2002.]

EXHIBIT NO.	DESCRIPTION

4.1	Secured Promissory Note, dated as of June 14, 1989, issued by the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 7, 1989.]

4.2	Mortgage and Security Agreement, dated as of June 14, 1989, from the Company to The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 7, 1989.]

4.3	Mortgage and Security Agreement dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q dated November 12, 1993.]

4.4	Modification Agreement, dated as of July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated November 12, 1993.]

4.5	Modification Agreement, dated as of November 6, 2001, between the Company and Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.]

4.6	Secured Promissory Note, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K for the fiscal year ended March 31, 1995.]

4.7	Stock Pledge, dated July 9, 1993, between the Company and The Equitable Life Assurance Society of the United States. [Incorporated by reference to Exhibit 4.24 to the Company’s Form 10-K for the fiscal year ended March 31, 1995.]

4.8	Loan and Security Agreement, dated as of November 6, 2001, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as arranger and administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

4.9	Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among the Company, St. Francis Bank, F.S.B., ARK CLO 2000-1 Limited and U.S. Bank National Association, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

4.10	Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Foothill Capital Corporation. [Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

EXHIBIT NO.	DESCRIPTION

4.11	Common Stock Purchase Warrant, dated as of November 6, 2001, issued to Ableco Finance LLC. [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

4.12	First Amendment to Loan and Security Agreement, dated as of April 29, 2003, by and among the Company, Foothill Capital Corporation and Ableco Finance LLC, as lenders, and Foothill Capital Corporation, as administrative agent. [Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q dated July 15, 2003.]

4.13	First Amendment to Amended and Restated Credit Agreement, dated March 27, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q dated July 15, 2003.]

4.14	Second Amendment to Amended and Restated Credit Agreement, dated May 22, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q dated July 15, 2003.]

4.15	Third Amendment to Amended and Restated Credit Agreement, dated May 30, 2003, by and among the Company, U.S. Bank National Association, St. Francis Bank, F.S.B. and ARK CLO 2000-1 Limited, as lenders, and U.S. Bank National Association, as agent. [Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q dated July 15, 2003.]

4.16	Amended and Restated Loan and Security Agreement, dated as of November 16, 2004, by and among Northland Cranberries, Inc., the lenders signatory thereto as lenders, Wells Fargo Foothill, Inc. as Administrative Agent and Ableco Finance LLC as Collateral Agent. [Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 16, 2004.]

Other than as set forth in Exhibits 4.1 through 4.15, the Company has numerous instruments which define the rights of holders of long-term debt. These instruments, primarily security agreements, collateral pledges and mortgages, including amendments and restatements of previously executed security agreements, collateral pledges and mortgages, were entered into in connection with (i) debt financing provided by U.S. Bank National Association, and are disclosed in the Amended and Restated Credit Agreement filed as Exhibit 4.9 to this Form 10-K; (ii) and financing provided by Foothill Capital Corporation and Ableco Finance LLC, and are disclosed in the Loan and Security Agreement and Amended and Restated Loan and Security Agreement filed as Exhibit 4.8 and 4.16, respectively, to this Form 10-K. The Company will furnish a copy of any of such instruments to the Commission upon request.

EXHIBIT NO.	DESCRIPTION

*10.1	1987 Stock Option Plan, dated June 2, 1987, as amended. [Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended December 31, 1987.]

*10.2	Forms of Stock Option Agreement, as amended, under 1987 Stock Option Plan. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1987.]

*10.3	Form of Modification Agreement, dated as of April 16, 1996, between the Company and each of John B. Stauner, John Swendrowski and William J. Haddow, modifying Stock Option Agreements previously entered into between the parties. [Incorporated by reference to Exhibit 10.3 to the Company’s Form 10- K for the fiscal year ended August 31, 1996.]

*10.4	1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.5	Forms of Stock Option Agreements under the 1989 Stock Option Plan, as amended. [Incorporated by reference to Exhibits 4.5-4.8 to the Company's Form S-8 Registration Statement (Reg. No. 33-32525).]

*10.6	1995 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended August 31, 1997.]

*10.7	Form of Stock Option Agreements under the 1995 Stock Option Plan, as amended. [Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended August 31, 1996.]

*10.8	Northland Cranberries, Inc. 2001 Stock Option Plan. [Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.9	Northland Cranberries, Inc. 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended August 31, 2002.]

*10.10	Severance and Noncompetition Agreement, dated as of November 6, 2001, by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended August 31, 2001.]

10.11	Stockholders’ Agreement, dated as of November 6, 2001, by and among Sun Northland, LLC, the minority shareholders listed therein and the Company. [Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

10.12	Registration Agreement, dated as of November 6, 2001, by and among the Company, Sun Northland, LLC and the other investors signatory thereto. [Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 21, 2001.]

EXHIBIT NO.	DESCRIPTION

*10.13	Management Services Agreement, dated as of November 6, 2001, by and between Northland Cranberries, Inc. and Sun Capital Partners Management, LLC. [Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 21, 2001.]

*10.14	Form of Stock Option Agreements under the Northland Cranberries, Inc. 2002 Stock Option Plan. [Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended August 31, 2003.]

*10.15	Stock Option Agreement dated as of November 6, 2001 by and between the Company and John Swendrowski. [Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated November 28, 2003.]

*10.16	Form of Stock Option Agreement dated as of November 6, 2001 by and between the Company and certain executive officers. [Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated April 15, 2002.]

10.17	Asset Purchase Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K dated September 23, 2004.]

10.18	Toll Processing Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. . [Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K dated September 23, 2004.]

10.19	Option Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. . [Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K dated September 23, 2004.]

14	Northland Cranberries, Inc. Code of Ethics for the Chief Executive Officer and the Senior Financial and Accounting Officers adopted August 28, 2003.

21	Subsidiaries of the Company. [Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the fiscal year ended August 31, 1999.]

23	Consent of Deloitte & Touche LLP.

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President - Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President – Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION

99.1	Definitive Proxy Statement for the Company’s 2004 annual meeting of shareholders (which will be filed with the Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year and which is incorporated by reference herein to extent indicated in this Form 10-K).

*    This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.