Form 10-Q
period 2004-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2005-01-14
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number     0-16130

NORTHLAND CRANBERRIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1583759

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2321 West Grand Avenue
P.O. Box 8020
Wisconsin Rapids, Wisconsin 54495-8020

(Address of Principal Executive Offices)

Registrant's telephone number, including area code  (715) 424-4444

2930 Industrial Street
P.O. Box 8020
Wisconsin Rapids, Wisconsin 54495-8020

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).  Yes          No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock	January 14, 2005	94,091,633

NORTHLAND CRANBERRIES, INC.
FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	November 30, 2004	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,011	$2,442
Accounts receivable - net	8,168	4,418
Escrow receivable	2,532	0
Inventories	28,160	23,035
Prepaid expenses and other current assets	835	767
Deferred income taxes	3,175	6,194

Total current assets	76,881	36,856
Property and equipment - net	47,019	54,527
Other assets	901	854
Debt issuance cost - net	2,207	1,349

Total assets	$127,008	$93,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit facility	$5,000	$0
Accounts payable	14,142	5,091
Accrued liabilities	10,745	3,221
Accrued dividends	31,889	0
Current maturities of long-term debt:
Outstanding principal payments	8,910	1,723
Future interest payments from debt restructuring	172	270

Current maturities of long-term debt	9,082	1,993

Total current liabilities	70,858	10,305
Long-term debt:
Outstanding principal payments	18,459	18,263
Future interest payments from debt restructuring	1,165	1,109

Long-term debt	19,624	19,372

Total liabilities	90,482	29,677

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 shares
issued and outstanding	941	941
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(119,317)	(91,934)

Total shareholders' equity	36,530	63,909

Total liabilities and shareholders' equity	$127,008	$93,586

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended
	November 30, 2004	November 30, 2003
Net revenues	$23,100	$22,378
Cost of sales	(16,808)	(15,393)

Gross profit	6,292	6,985
Selling, general and administrative expenses	(5,678)	(4,014)
Gain on transaction with Ocean Spray (Note 3)	7,699	0

Income from operations	8,313	2,971
Interest expense	(862)	(634)
Interest income	79	12

Income before taxes	7,530	2,349
Income tax expense	(3,024)	0

Net income	$4,506	$2,349

Net income per common share:
Basic:	$0.05	$0.03
Diluted:	$0.04	$0.02
Shares used in computing net income per share:
Basic	94,091,633	91,548,580
Diluted	101,099,100	101,779,566

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Three Months Ended
	November 30, 2004	November 30, 2003
Operating activities:
Net income	$4,506	$2,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	831	910
Amortization of debt issuance costs and debt discount	530	278
Provision for deferred income taxes	3,019	0
(Gain) on transaction with Ocean Spray	(7,699)	0
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	(4,900)	849
Inventories	(5,334)	(9,860)
Accounts payable and accrued liabilities	16,534	9,537

Net cash provided by operating activities	7,487	4,063

Investing activities:
Property and equipment purchases	(30)	(375)
Proceeds from disposals of property and equipment	12,118	983

Net cash provided by investing activities	12,088	608

Financing activities:
Net borrowings under revolving line of credit facility	5,000	0
Payments on long-term debt	(8,006)	(2,077)
Proceeds from issuance of long-term debt	15,000	0

Net cash provided (used in) financing activities	11,994	(2,077)

Net increase in cash and cash equivalents	31,569	2,594
Cash and cash equivalents, beginning of period	2,442	9,058

Cash and cash equivalents, end of period	$34,011	$11,652

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid during the three months for:
Interest	$320	$355
Non-cash activity:
Declaration of dividend	$31,889	$0

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED NOVEMBER 30, 2004
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, August 31, 2004	$941	$154,902	$(91,934)	$63,909
Cash dividends declared ($.33 per share)			(31,889)	(31,889)
Net income	0	0	4,506	4,506

Balance, November 30, 2004	$941	$154,902	$(119,317)	$36,526

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of November 30, 2004 and August 31, 2004, its related results of operations for the three months ended November 30, 2004 and 2003, respectively, and its cash flows for the three months ended November 30, 2004 and 2003, respectively. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2004 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Business Risks – Ocean Spray Cranberries, Inc. (“Ocean Spray”), the industry leader, which controls the bulk of the cranberry supply in North America, effectively determines prices paid to growers for raw cranberries. In addition, the Company is obligated during the next ten years to sell to Ocean Spray all cranberry concentrate not otherwise used by the Company in its branded juice business for a purchase price equal to the average price of concentrate sold by Ocean Spray to third party buyers during the prior six months.

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

The weighted average shares outstanding used in calculating net income per common share for the three months ended November 30, 2004 and 2003 consisted of the following:

	Three Months Ended
	November 30, 2004	November 30, 2003
Basic shares outstanding	94,091,633	91,548,580
Effect of dilution:
Warrants	2,507,907	4,996,635
Options	4,499,560	4,234,351

Diluted shares outstanding	101,099,100	100,779,566

The shares outstanding used to compute the diluted earnings per share for the three months ended November 30, 2004 and 2003 exclude outstanding options to purchase 547,825 and 612,575 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

Accounting for Stock Options – The Company accounts for stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and net income per share as if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards in each period:

	For the Three Months Ended
	(Dollars in thousands except per share amounts)
	November 30, 2004	November 30, 2003
Net income	$4,506	$2,349
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effect	($ 280)	($ 138)

Pro forma net income	$4,226	$2,211

Historical and pro forma net income per common
share:
Basic:
Historical and pro forma	$0.05	$0.02
Diluted:
Historical and pro forma	$0.04	$0.02

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs”(“SFAS 151”) an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of the idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the accounting for abnormal inventory costs. Both the FASB and IASB agree that abnormal expenses should be recognized in the period in which they are incurred, however the wording of IAS 2, “Inventories” and ARB 43, Chapter 4, “Inventory Pricing,” led to inconsistent application of that principle. The FASB agreed that the wording in IAS 2 was less ambiguous and decided to incorporate portions of that language into ARB 43. As such, this statement requires that those items be recognized as current-period charges regardless of whether they meet the “so abnormal”criterion outlined in ARB 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facility. Unallocated overhead must be recognized as an expense in the period in which it is incurred. SFAS 151 is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 151 to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

2.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings, claims and environmental matters that arise in the ordinary course of business. Although the final results of such claims and matters cannot be predicted with certainty, management believes that the ultimate resolution of all such claims and matters will not have a material effect on the Company’s financial condition, results of operations or cash flows. Actual results could vary, among other things, due to the uncertainties involved in litigation.

3.	OCEAN SPRAY TRANSACTION

On September 23, 2004, the Company entered into agreements with Ocean Spray pursuant to which: (i) it sold its processing plant, storage facility and certain offices located in Wisconsin Rapids, Wisconsin to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid to the Company a non-refundable (but creditable) $5 million cash fee in exchange for the option to purchase up to 14 of the Company’s 17 cranberry marshes at prices that aggregate to $47.5 million (before the option fee); (iii) the Company agreed to, for a period of ten years, deliver all of the cranberries harvested from its currently-owned marshes and its contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used by the Company in its branded products; and (v) the Company agreed to dismiss with prejudice its antitrust lawsuit against Ocean Spray. As a result of this transaction, the Company recognized a gain of $7.7 million.

4.	INVENTORIES

Inventories as of November 30, 2004 and August 31, 2004 consisted of the following (in thousands):

	November 30, 2004	August 31, 2004
Raw materials	$24,908	$12,069
Finished goods	3,252	3,390
Deferred crop costs	0	7,576

Total inventories	$28,160	$23,035

5.	DEBT

Debt as of November 30, 2004 and August 31, 2004 consisted of the following (in thousands):

	November 30, 2004	August 31, 2004
Revolving credit facility	$5,000	$0

Term loans payable	15,000	0
Fee note payable	2,187	4,298
Restructured insurance company note	9,632	15,000
Other obligations	550	688

Subtotal principal obligations	27,369	19,986
Future interest payments from debt restructuring	1,337	1,379

Total long-term debt	28,706	21,365
Less current maturities of long-term debt	9,082	1,993

Long-term debt, net	$19,624	$19,372

On November 16, 2004, the Company entered into an Amended and Restated Loan and Security Agreement with two of its lenders, Wells Fargo Foothill, Inc. (“Wells Fargo”) and Ableco Finance LLC (“Ableco”) pursuant to which, among other things, the commitment under the existing revolving credit facility was reduced to an aggregate principal amount of $11.0 million and an additional term loan facility in the aggregate principal amount of $15.0 million was provided.

As of November 30, 2004 and August 31, 2004, the Company was in compliance with financial covenants contained in its agreements covering its long-term debt obligations.

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

The effective income tax rate of 40% is higher than the statutory rate of 34% due to state income taxes.

7.	NOTE RECEIVABLE

On January 28, 2004, the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company, which is secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan, which is recorded within Other Assets on the accompanying consolidated balance sheet, was made in connection with the restructuring of certain debt obligations of the grower, $1.0 million of which were previously guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.

8.	COMMITMENTS

The Company has multiple-year crop purchase contracts with 44 independent cranberry growers pursuant to which the Company has contracted to purchase all of the cranberries harvested from up to 1,738 contracted acres owned by these growers, subject to federal marketing order limitations. These contracts generally last for five years, and pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances) and certain incentives for premium cranberries.

The Company and Ocean Spray entered into an agreement for a period of ten years pursuant to which Ocean Spray will receive, clean, store and process into concentrate all cranberries harvested from the Company’s and its contract growers’ cranberry properties for a fixed fee.

9.	DIVIDEND DECLARED

On November 12, 2004, the Company declared a special cash dividend of $0.33 per share of Class A Common Stock payable on December 1, 2004 to all shareholders of record at the close of business on November 26, 2004. The $31.9 million dividend was paid from a combination of proceeds from the September 2004 asset sale to Ocean Spray and new borrowings discussed in Note 5.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OCEAN SPRAY TRANSACTION

On September 23, 2004, we entered into agreements with Ocean Spray pursuant to which: (i) we sold our processing plant, storage facility and certain offices located in Wisconsin Rapids, Wisconsin to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid us a non-refundable (but creditable) $5 million cash fee in exchange for the option to purchase up to 14 of our 17 cranberry marshes at prices that aggregate to $47.5 million (before the option fee); (iii) we agreed to, for a period of ten years, deliver all of the cranberries harvested from our currently-owned marshes and our contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used by us in our branded products; and (v) we agreed to dismiss with prejudice our antitrust lawsuit against Ocean Spray (the “Ocean Spray Transaction”).

GENERAL

Total net revenues increased by 3.3% during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. This increase resulted primarily from an increase in sales of cranberry concentrate pursuant to our new agreement to sell cranberry concentrate to Ocean Spray. This increase was partly offset by a decrease in sales of branded products which we believe is attributable to an overall increase in trade spending by competitors in the cranberry beverage category in specific markets, as well as our decreased trade spending during the first quarter of fiscal 2005.

During the three months ended November 30, 2004, we realized net income of $4.5 million, which was an increase of $2.2 million compared to the three months ended November 30, 2003. In the month of November, we entered into an Amended and Restated Loan and Security Agreement with two of our lenders pursuant to which, among other things, the commitment under the existing revolving credit facility was reduced to an aggregate principal amount of $11.0 million and an additional term loan facility in the aggregate principal amount of $15.0 million was provided. We used the proceeds from our refinancing arrangements to (i) reduce our long-term debt with another lender by $5.0 million during the first quarter of fiscal 2005 and (ii) also, with proceeds from the Ocean Spray Transaction, to pay a special dividend during the second quarter of fiscal 2005.

During the first quarter of fiscal 2005, we declared a $0.33 per share special dividend payable on December 1, 2004 to shareholders of record as of November 26, 2004. As a result, we recorded a dividend payable on our November 30, 2004 balance sheet in the amount of $31.9 million. This dividend was paid on December 1, 2004 and reduced shareholders equity from approximately $63.9 million as of August 31, 2004 to approximately $36.5 million as of November 30, 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories and income taxes. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and operating results and require management’s most difficult judgments:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product is delivered, collectibility is reasonably assured and title passes to the customer. Estimated reserves for discounts, coupons, product returns and trade allowances are established based on an analysis of historical trends and experience, as well as the trade allowances offered by us at the time products are delivered. The estimated reserves are charged against revenues in the same period that corresponding sales are recorded. We periodically evaluate such reserves and make necessary adjustments when actual participation in these programs differs from historical experience. There have been no significant changes in estimates for such reserves during the three months ended November 30, 2004.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivable and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance was $8.2 million, net of doubtful accounts of $0.3 million, and $4.4 million, net of doubtful accounts of $0.3 million as of November 30, 2004 and August 31, 2004, respectively.

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

Realization of Deferred Tax Assets

We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We considered our recent history of profitable operations adjusting for nonrecurring items, the sale of certain assets to Ocean Spray and projected future operations in reaching our conclusion.

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

RESULTS OF OPERATIONS

Total net revenues for the three months ended November 30, 2004 were $23.1 million, an increase of 3.3% from net revenues of $22.4 million in the prior year’s first quarter. The increase resulted primarily from an increase in sales of cranberry concentrate pursuant to our agreement to sell cranberry concentrate to Ocean Spray. Trade industry data for our Northland brand 100% juice products for the 12-week period ended November 28, 2004 showed that we achieved a 5.2% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 5.8% market share for the 12-week period ended November 30, 2003. We believe the reduction in market share is primarily attributable to a reduction in trade spending programs with customers during the first quarter of fiscal 2005. As of November 28, 2004, our Northland 100% juice cranberry products were available in supermarkets nationwide that account for approximately 71.3% of total grocery sales, down from approximately 73.9% as of November 30, 2003. We believe this loss in distribution is primarily attributable to trade accounts allocating shelf space to popular new low calorie products, as well as our reduced level of trade spending during the quarter.

Cost of sales for the three months ended November 30, 2004 was $16.8 million compared to $15.4 million for the first quarter of fiscal 2004, resulting in gross margins of 27.2% and 31.2% in each respective period. The increase in cost of sales was primarily due to an increase in cranberry concentrate sales. The decrease in gross margin percentage was primarily the result of lower selling prices for cranberry concentrate and frozen processed cranberries over the same periods in fiscal 2004.

Selling, general and administrative expenses were $5.7 million, or 24.6% of net revenues, for the three months ended November 30, 2004 compared to $4.0 million, or 17.9% of net revenues, for the first quarter of fiscal 2004. The increase was primarily the result of recording a $1.2 million charge for management bonuses paid following the Ocean Spray Transaction and a $0.7 million increase in media advertising spending, from $0.8 million in the first quarter of fiscal 2004 to $1.5 million in the first quarter of fiscal 2005. Other administrative expenses decreased by $0.1 million.

The effective income tax rate of 40% is higher than the statutory rate of 34% due to state income taxes.

We recognized a net gain of $7.7 million in the three months ended November 30, 2004 as a result of the Ocean Spray Transaction (see Note 3.).

Interest expense was $0.9 million for the three months ended November 30, 2004 compared to $0.6 million in the prior year’s first quarter. Interest expense has increased as result of increased debt levels.

Net income for the three months ended November 30, 2004, was $4.5 million, or $0.04 per diluted share, compared to net income of $2.3 million, or $0.02 per diluted share, for the three months ended November 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million in the first three months of fiscal 2005 compared to $4.1 million in the same period of fiscal 2004. Receivables, prepaid expenses and other current assets increased $4.9 million in the first three months of fiscal 2005 compared to a decrease of $0.8 million for the same period in fiscal 2004. This increase was primarily due to increased cranberry concentrate sales to Ocean Spray pursuant to our agreement to sell to Ocean Spray cranberry concentrate not otherwise used by us in our branded products. Inventories increased $5.3 million in the first three months of fiscal 2005 compared to $9.9 million in the first three months of fiscal 2004. The increase in inventories was due primarily as a result of the fall 2004 cranberry harvest and the purchase of cranberries from our contract growers. Accounts payable and accrued liabilities increased by $16.5 million in the first three months of fiscal 2005 compared to an increase of $9.5 million in the first three months of fiscal 2004. The increase in accounts payable was attributable primarily to installment payments due our contract growers for fruit received during the quarter. The increase in accruals was primarily due to the recording of a $5.0 million deposit related to the fee Ocean Spray paid us for the option to purchase certain of our cranberry marshes, which is creditable against the purchase price to be paid by Ocean Spray in the event it exercises its option.

Working capital was $6.0 million at November 30, 2004 compared to $26.6 million at August 31, 2004. Our current ratio decreased to 1.1 to 1.0 at November 30, 2004, compared to 3.6 to 1.0 at August 31, 2004.

Net cash provided by investing activities in the first three months of fiscal 2005 was $12.1 million from the sale of our receiving, freezing and concentrate-processing plant and an adjacent office in Wisconsin Rapids to Ocean Spray. Net cash provided by investing activities in first quarter of fiscal 2004 was $0.6 million, which primarily resulted from the sale of our former bottling facility in Bridgeton, New Jersey.

Our net cash provided by financing activities was $12.0 million in the first three months of fiscal 2005 compared to net cash used of $2.1 million in the same period of the prior year. In the first three months of fiscal 2005, we made principal payments on long-term debt and other obligations of $8.0 million as required under our restructured debt agreements compared to $2.1 million in the same period of fiscal 2004. Net borrowing under the revolving line of credit facility amounted to $5.0 million in the first three months of fiscal 2005. Also, in the first three months of fiscal 2005, we had additional borrowings of $15.0 million under our term loan facility. We used the proceeds from these borrowings to reduce other long-term debt by $5.0 million during the first quarter of fiscal 2005 and, with proceeds from the Ocean Spray Transaction, to pay a special dividend during the second quarter of fiscal 2005. In both fiscal 2005 and fiscal 2004, monthly principal payments were made on other obligations and additional payments were made as required under our restructured and restated debt agreements.

The following schedule sets forth our contractual obligations as of November 30, 2004 (in thousands):

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Principal debt obligations	$32,369	$13,910	$11,246	$7,213	$0
Purchase obligations (1)	13,859	13,859	0	0	0
Future interest payments from
debt restructuring	1,337	172	453	712	0

Total	$47,565	$27,941	$11,699	$7,925	$0

(1) Purchase obligations include estimated payments of $8.3 million due to contract growers for cranberries purchased by us during the first quarter for fiscal 2005. Under our crop purchase contracts, which generally last for five years, we pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances). Purchase obligations also include toll processing fees of $5.5 million due Ocean Spray for processing our cranberries into cranberry concentrate. Our obligations under the crop purchase agreements and the toll processing agreement with Ocean Spray are subject to variability and generally not fixed or subject to reasonable estimation until the fourth quarter of each year.

As of November 30, 2004, we had outstanding borrowings of $5.0 million under our $11.0 million revolving credit facility with Wells Fargo and Ableco. We had $3.5 million of unused borrowing availability under the facility.

We believe we will be able to fund our ongoing operational needs for fiscal 2005 through (i) cash generated from operations and (ii) financing available under our revolving credit facility with Wells Fargo and Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of November 30, 2004, we were in compliance with all of our debt arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain “forward-looking statements” in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales and marketing strategies, expected levels of trade and marketing spending, anticipated market share and sales of our branded products, cranberry concentrates and other products, and disposition of significant litigation. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) our ability to maintain our Northland and Seneca brand names, distribution capabilities and branded products market share; (ii) the level of cranberry inventory held by industry participants; (iii) the development, market share growth and consumer acceptance of our branded juice products; (iv) agricultural factors affecting our crop and the crop of other North American growers; (v) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements; and (vi) our ability to identify, evaluate and successfully execute any strategic alternatives. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition, including our revised debt structure.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving line of credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving line of credit facility and certain term loans as of November 30, 2004, an increase of 1.0% in market interest rates would increase annual interest expense by approximately $155,000.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On November 11, 2002, we filed an antitrust lawsuit against Ocean Spray alleging that it engaged in anticompetitive tactics and unlawfully monopolized the cranberry products industry to the detriment of its competitors and customers. We dismissed the lawsuit with prejudice upon the consummation of the Ocean Spray Transaction on September 23, 2004.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.    EXHIBITS.

Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: January 14, 2005	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Loan and Security Agreement, dated as of November 16, 2004, by and among the Company, the lenders signatory thereto as lenders, Wells Fargo Foothill, Inc. as Administrative Agent and Ableco Finance LLC as Collateral Agent. [Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 16, 2004.]

10.1	Asset Purchase Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K dated September 23, 2004.]

10.2	Toll Processing Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K dated September 23, 2004.]

10.3	Option Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K dated September 23, 2004.]

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President — Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President – Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.