Form 10-Q
period 2005-02-28
NORTHLAND CRANBERRIES INC /WI/
filed 2005-04-14
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2005

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

Not Applicable
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).      Yes                No     X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class A Common Stock	April 14, 2005	94,091,633

NORTHLAND CRANBERRIES, INC.

FORM 10-Q INDEX

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NORTHLAND CRANBERRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (Unaudited)

	February 28, 2005	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$999	$2,442
Accounts receivable - net	1,072	4,418
Note receivable and accounts receivable - other	3,014	0
Inventories	20,745	23,035
Prepaid expenses and other current assets	1,017	767
Deferred income taxes	3,175	6,194

Total current assets	30,022	36,856
Property and equipment - net	46,386	54,527
Other assets	809	854
Debt issuance cost - net	349	1,349

Total assets	$77,566	$93,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,621	$5,091
Accrued liabilities	8,507	3,221
Current maturities of long-term debt:
Outstanding principal payments	13,723	1,723
Future interest payments from debt restructuring	186	270

Current maturities of long-term debt	13,909	1,993

Total current liabilities	29,037	10,305
Long-term debt, less current maturities:
Outstanding principal payments	8,053	18,263
Future interest payments from debt restructuring	1,076	1,109

Long-term debt, less current maturities	9,129	19,372

Total liabilities	38,166	29,677

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 shares
issued and outstanding	941	941
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(116,443)	(91,934)

Total shareholders' equity	39,400	63,909

Total liabilities and shareholders' equity	$77,566	$93,586

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net revenues	$7,782	$3,691	$17,709	$13,203
Cost of sales	(5,784)	(1,967)	(11,655)	(7,156)

Gross profit	1,998	1,724	6,054	6,047
Selling, general and administrative expenses	(1,182)	(2,981)	(4,091)	(4,992)
Write down of long-lived assets and assets
held for sale	0	(558)	0	(558)
Gain (loss) on disposal of property & equipment (Note 4)	32	(326)	7,731	(326)
Other income	0	3,000	0	3,000

Income from operations	848	859	9,694	3,171
Interest expense	(947)	(621)	(1,810)	(1,256)
(Loss) gain on debt extinguishment	(1,731)	5,339	(1,731)	5,339
Interest income	22	13	102	26

Income (loss) before income taxes	(1,808)	5,590	6,255	7,280
Income tax expense	(109)	(20)	(3,133)	(20)

Net income (loss) from continuing operations	(1,917)	5,570	3,122	7,260

Discontinued operations
Income (loss) from discontinued operations	210	961	(854)	1,620
Gain on disposition of discontinued operations	5,112	0	5,112	0

Net income	$3,405	$6,531	$7,380	$8,880

Net income per common share:
Basic:	$0.04	$0.07	$0.08	$0.10
Diluted:	$0.03	$0.06	$0.07	$0.09
Shares used in computing net income per share:
Basic	94,091,633	93,868,068	94,091,633	92,708,324
Diluted	100,851,645	100,914,582	100,975,372	100,848,579

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Six Months Ended
	February 28, 2005	February 29, 2004
Operating activities:
Net income	$7,380	$8,880
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	1,464	1,756
Amortization of debt issuance costs and debt discount	970	557
Provision for deferred income taxes	3,019	0
Provision for write down of assets held for sale	0	558
Loss on disposal of property and equipment	0	326
Gain on transaction with Ocean Spray	(7,731)	0
Gain on disposal of business	(5,112)	0
(Gain) loss on debt extinguishment	1,731	(5,339)
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	(1,813)	3,937
Inventories	(2,624)	(10,012)
Accounts payable and accrued liabilities	10,254	2,571

Net cash provided by operating activities	7,538	3,234

Investing activities:
Issuance of note receivable	0	(800)
Property and equipment purchases	(30)	(733)
Proceeds from disposal of business	9,701	0
Proceeds from disposals of property and equipment	12,149	3,997

Net cash provided by investing activities	21,820	2,464

Financing activities:
Payments on long-term debt and other obligations	(13,912)	(12,164)
Proceeds from issuance of long-term debt	15,000	0
Dividends paid	(31,889)	0
Proceeds from issuance of common stock	0	26

Net cash used in financing activities	(30,801)	(12,138)

Net increase in cash and cash equivalents	(1,443)	(6,440)
Cash and cash equivalents, beginning of period	2,442	9,058

Cash and cash equivalents, end of period	$999	$2,618

SUPPLEMENTAL CASH FLOW INFORMATION-	$953	$355
Cash paid during the three months for:
Interest

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED FEBRUARY 28, 2005
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, August 31, 2004	$941	$154,902	$(91,934)	$63,909
Cash dividend paid
($.33 per share)			(31,889)	(31,889)
Net income	0	0	7,380	7,380

Balance, February 28, 2005	$941	$154,902	$(116,443)	$39,400

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of February 28, 2005 and August 31, 2004, its related results of operations for the three and six months ended February 28, 2005 and February 29, 2004 and its cash flows for the six months ended February 28, 2005 and February 29, 2004. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2004 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Business Risks — Ocean Spray Cranberries, Inc. (“Ocean Spray”), the industry leader, which controls the bulk of the cranberry supply in North America, effectively determines prices paid to growers for raw cranberries. In addition, the Company is obligated during the next ten years to sell to Ocean Spray all cranberry concentrate not otherwise sold by the Company to Apple & Eve, LLC (“Apple & Eve”) for use in its Northland branded juice business for a purchase price equal to the average price of concentrate sold by Ocean Spray to third party buyers during the prior six month period (see Notes 3 and 4).

Net Income Per Common Share – Net income per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding increased by the number of potential dilutive common shares using the treasury stock method.

The weighted average shares outstanding used in calculating net income per common share for the three and six months ended February 28, 2005 and February 29, 2004 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Basic shares outstanding	94,091,633	93,868,068	94,091,633	92,708,324
Effect of dilution:
Warrants	2,499,207	2,511,295	2,503,557	3,753,965
Options	4,260,805	4,535,219	4,380,182	4,386,290

Diluted shares outstanding	100,851,645	100,914,582	100,975,372	100,848,579

The shares outstanding used to compute the diluted earnings per share for the three and six months ended February 28, 2005 and February 29, 2004 exclude outstanding options to purchase 547,825 and 613,575 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

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

	For the Three Months Ended		For the Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(Dollars in thousands except per share amounts)
Net income	$3,405	$6,531	$7,380	$8,880
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effect	$(53)	$(159)	$(107)	$(319)

Pro forma net income	$3,352	$6,372	$7,273	$8,561

Historical and pro forma net income
per common share:
Basic:
Pro forma	$0.04	$0.07	$0.08	$0.09
Historical	$0.04	$0.07	$0.08	$0.10
Diluted:
Pro forma	$0.03	$0.06	$0.07	$0.08
Historical	$0.03	$0.06	$0.07	$0.09

New Accounting Pronouncements –On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs”(“SFAS 151”), an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). As such, this statement requires that those items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facility. Unallocated overhead must be recognized as an expense in the period in which it is incurred. SFAS 151 is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 151 to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

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

3.	DISPOSITION OF BRANDED JUICE BUSINESS

On February 22, 2005 the Company entered into an agreement with Apple & Eve pursuant to which it sold certain assets of the branded juice business, including: (a) certain raw materials, work-in-process and finished goods inventories, together with certain related labels, bottles and other bottling and packaging materials owned by the Company on February 22, 2005; (b) all the Company’s interest in certain trade rights used or held for use in connection with the business and operation of the Company’s branded juice business, including without limitation rights related to the Northlandtrademark, certain trademarks held by the Company’s wholly owned subsidiary, NCI Foods, LLC (“NCI Foods”), and the Seneca trademark pursuant to the Trademark License Agreement by and between the Company and Seneca Foods Corporation, a New York corporation (“Seneca”) dated December 29, 1998 (the “Seneca License Agreement”); (c) all trade accounts receivable of the Company related exclusively to the branded juice business; (d) a list of certain customers of the branded juice business and all goodwill associated therewith; (e) all of the Company’s rights in, to and under certain contracts, purchase orders and sales orders of the Company pertaining to the branded juice business; (f) certain personal property; (g) all sales literature, promotional literature, catalogs and similar materials of the Company associated exclusively with the branded juice business, including but not limited to signs, signage and product memorabilia relating to the branded juice business’ trade rights; (h) all transferable licenses, permits, approvals, certifications and listings of the Company relating exclusively to the branded juice business; and (i) the records and files of the Company relating exclusively to the above-referenced assets of the branded juice business, including, without limitation, transferring invoices, customer and vendor lists and operating and marketing plans, and all other documents, tapes, discs, programs or other embodiments of information of the branded juice business. As consideration for the purchased assets, Apple & Eve paid to the Company, subject to a final working capital adjustment, approximately $10.8 million in cash, consisting of base consideration of approximately $9 million, $500,000 of which was placed in an escrow account, and a preliminary working capital adjustment of approximately $1.8 million.

Pursuant to the Purchase Agreement, Apple & Eve also assumed approximately $3.5 million of selected current liabilities of the Company, including: (i) all liabilities and obligations associated with any open purchase orders and contracts with respect to sales of juice products related to the brands (excluding the cranberry juice concentrate, fresh cranberry and frozen cranberry inventories of the Company); (ii) all liabilities and obligations associated with any open purchase orders and contracts with vendors and suppliers of raw materials related to the brands; (iii) all liabilities and obligations associated with the Company’s rights in, to and under certain contracts, purchase orders and sales orders of the Company pertaining to the branded juice business and arising after February 22, 2005; (iv) all trade accounts payable; (v) all liabilities and obligations of the Company relating to coupons issued by the Company prior to February 22, 2005 and validly redeemed on or after April 26, 2005; (vi) all liabilities and obligations of the Company associated with any product liability, breach of warranty or similar claim for injury to person or property asserted after February 22, 2005 and related to the branded juice business, but only to the extent based on events occurring after February 22, 2005; (vii) except as otherwise provided in the Purchase Agreement, all liabilities and obligations associated with certain employees employed by Apple & Eve after February 22, 2005 that arise after February 22, 2005 and relate to Apple & Eve’s employment of such employees; (viii) all liabilities and obligations associated with the failure by Apple & Eve, the branded juice business or the purchased assets to comply with any law, regulation, statute, ordinance or treaty after the closing of the transaction, subject to the agreement of the parties set forth in the Purchase Agreement; and (ix) liens that are considered permitted liens.

The Company and Apple & Eve also entered into a Concentrate Purchase and Supply Agreement, under which Apple & Eve committed to purchase from the Company on a monthly basis, during the period from February 22, 2005 to February 22, 2006, all of the cranberry concentrate in the Company’s inventory of cranberry juice concentrate as of February 22, 2005 (the “Existing Inventory”), for an aggregate purchase price equal to approximately $6.7 million. In addition, for the period beginning on October 1, 2005 and ending on the earlier of September 30, 2014 or the termination of the Company’s toll processing agreement with Ocean Spray, Apple & Eve has the option in each year to purchase on a monthly basis up to the total amount of cranberry juice concentrate available to the Company under its toll processing agreement with Ocean Spray at a price that does not exceed the price at which the Company can sell cranberry juice concentrate to Ocean Spray under the toll processing agreement.

As a result of this transaction the Company recognized a gain of approximately $5.1 million. The Company used the net proceeds resulting from the sale of the branded juice business to pay down outstanding principal balances on its Revolver A, Revolver B and term loan credit facilities, and to pay related expenses due to the administrative agent.

The Consolidated Financial Statements and related notes have been restated for the three and six months ended February 28, 2005 and February 29, 2004, where applicable to reflect the branded juice business as a discontinued operation.

Operating results of the discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(Dollars in thousands except per share amounts)
Revenue	$11,682	$13,012	$22,385	$25,877
Cost of sales	(9,276)	(8,940)	(18,273)	(19,143)

Gross profit	2,406	4,072	4,112	6,734
Selling, general and
administrative expense	(2,196)	(3,111)	(4,966)	(5,114)
Net income (loss) from
discontinued operations	$210	$961	$(854)	$1,620

Diluted income (loss) per share
from discontinued operations	$0.00	$0.01	$(0.01)	$0.02

4.	OCEAN SPRAY TRANSACTION

On September 23, 2004, the Company entered into agreements with Ocean Spray pursuant to which: (i) it sold its processing plant, storage facility and certain offices located in Wisconsin Rapids, Wisconsin to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid to the Company a non-refundable (but creditable) $5.0 million cash fee in exchange for the option to purchase up to 14 of the Company’s 17 cranberry marshes at prices that aggregate to $47.5 million (before the option fee); (iii) the Company agreed to, for a period of ten years, deliver all of the cranberries harvested from its currently-owned marshes and its contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used in the Northland branded juice business; and (v) the Company agreed to dismiss with prejudice its antitrust lawsuit against Ocean Spray. As a result of this transaction, the Company recognized a gain of $7.7 million.

5.	INVENTORIES

Inventories as of February 28, 2005 and August 31, 2004 consisted of the following (in thousands):

	February 28, 2005	August 31, 2004
Raw materials	$18,920	$12,069
Finished goods	0	3,390
Deferred crop costs	1,825	7,576

Total inventories	$20,745	$23,035

6.	DEBT

Debt as of February 28, 2005 and August 31, 2004 consisted of the following (in thousands):

	February 28, 2005	August 31, 2004
Term loans payable	$12,000	$0
Fee note payable	0	4,298
Restructured insurance company note	9,264	15,000
Other obligations	512	688

Subtotal principal obligations	21,776	19,986
Future interest payments from debt restructuring	1,262	1,379

Total long-term debt	23,038	21,365
Less current maturities of long-term debt	13,909	1,993

Long-term debt, net	$9,129	$19,372

On February 22, 2005, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, Waiver, Consent and Release with two of its lenders, Wells Fargo Foothill, Inc. (“Wells Fargo”) and Ableco Finance LLC (“Ableco”) which, among other things, (a) provides that upon satisfaction by the Company of all payment obligations owing to Wells Fargo under the existing loan agreement: (i) Wells Fargo will terminate its participation as a lender under the credit facility; (ii) Wells Fargo will resign as administrative agent; and (iii) Ableco will replace Wells Fargo as administrative agent, (b) amends the maturity date of the credit facility to October 31, 2005, and obligates the Company to maintain a fixed charge coverage ratio, measured on a month-end basis, of 1.2 to 1.0 during the period from March 1, 2005 through the maturity date of October 31, 2005 and (c) provides that upon the established application of the net sale proceeds: (i) the Revolver A commitment of Wells Fargo will be reduced to zero; (ii) the Revolver B commitment of Ableco will be reduced to $2,500,000; and (iii) the outstanding principal balance on the term loan will be equal to or less than $12,000,000.

As of February 28, 2005 and August 31, 2004, the Company was in compliance with financial covenants contained in its debt agreements.

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

8.	NOTE RECEIVABLE

On January 28, 2004, the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company, which is secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan, which is recorded within Other Assets on the accompanying consolidated balance sheet, was made in connection with the restructuring of certain debt obligations of the grower, $1.0 million of which were previously guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.Principal payments due under the terms of the loan were received during the three months ended February 28, 2005. The outstanding principal balance of the Loan as of February 28, 2005 was $708,300.

9.	COMMITMENTS

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

The Company and Ocean Spray entered into an agreement for a period of ten years pursuant to which Ocean Spray will receive, clean, store and process into concentrate all cranberries harvested from the Company’s and its contract growers’ cranberry properties for a fixed fee (see Note 4).

10.	DIVIDEND PAID

On November 12, 2004, the Company declared a special cash dividend of $0.33 per share of Class A Common Stock payable on December 1, 2004 to all shareholders of record at the close of business on November 26, 2004. The $31.9 million dividend was paid from a combination of proceeds from the September 2004 asset sale to Ocean Spray (see Note 4) and borrowings under the loan agreements with Wells Fargo and Ableco.

11.	SUBSEQUENT EVENTS

On February 28, 2005, the Company received notice from Ocean Spray that it had assigned to four of its cranberry producing members its rights to receive title to nine of the fourteen cranberry marshes subject to the option agreement the Company entered into with Ocean Spray in September 2004 (see Note 4). Between March 18 and March 22, 2005, the Company received executed Agricultural Asset Purchase Agreements from JJW Cranberries, LLC, Wayne Gardner d/b/a Dawesville Cranberry Co., James Potter Cranberry Marsh, Inc. and Acorn Acres Cranberry Co., Inc. relating to the purchase of an aggregate of nine marshes (each a “Marsh Sale,” and collectively, the “Marsh Sales”). Between March 23 and March 29, 2005, the Company countersigned those agreements, and those agreements became effective. The Company expects the aggregate proceeds from the nine Marsh Sales that it will receive on closing of all of the nine Marsh Sales will total approximately $27.2 million. The Company currently intends to use the proceeds from the nine Marsh Sales to (i) pay the expenses related to the Marsh Sales and (ii) repay a portion of its outstanding debt as required by its lenders. The Company may also distribute a dividend to its shareholders.

The Company maintains the Retirement Plan for Employees of Minot Food Packers, Inc., a frozen defined benefit pension plan for the benefit of certain former eligible employees of the Company. On March 14, 2005, the Company’s Board of Directors authorized the termination of the Pension Plan effective June 6, 2005.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISPOSITION OF BRANDED JUICE BUSINESS

On February 22, 2005 we entered into an agreement with Apple & Eve pursuant to which we sold certain assets of our branded juice business, including: (i) certain raw materials, work-in-process and finished goods inventories; (ii) our interest in certain trade rights used or held for use in connection with the business and operation of our branded juice business, including rights related to the Northland trademark, certain trademarks held by our wholly owned subsidiary, NCI Foods, and rights to the Seneca trademark licensed from Seneca Foods Corporation; (iii) our trade accounts receivable related exclusively to the branded juice business; (iv) a list of certain customers of the branded juice business and goodwill associated therewith; and (v) our rights in, to and under certain contracts, purchase orders and sales orders pertaining to the branded juice business. Apple & Eve also assumed selected liabilities associated with the branded juice business. As consideration for the purchased assets, Apple & Eve paid us, subject to a final working capital adjustment, approximately $10.8 million in cash.

We also entered into a Concentrate Purchase and Supply Agreement with Apple & Eve under which (i) during the period February 22, 2005 to February 22, 2006 Apple & Eve can purchase our inventory of cranberry concentrate for an aggregate price equal to approximately $6.7 million and (ii) for the period beginning on October 1, 2005 and ending on the earlier of September 30, 2014 or the termination of our toll processing agreement with Ocean Spray, Apple & Eve has the option in each year to purchase on a monthly basis up to the total amount of cranberry juice concentrate available to us under our toll processing agreement with Ocean Spray at a price that does not exceed the price at which we can sell cranberry juice concentrate to Ocean Spray under the toll processing agreement.

EXERCISE OF OCEAN SPRAY OPTION

On September 23, 2004, we entered into agreements with Ocean Spray pursuant to which: (i) we sold our processing plant, storage facility and certain offices located in Wisconsin Rapids, Wisconsin to Ocean Spray for approximately $28.0 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid us a non-refundable (but creditable) $5.0 million cash fee in exchange for the option to purchase up to 14 of our 17 cranberry marshes at prices that aggregate to $47.5 million (before the option fee); (iii) we agreed to, for a period of ten years, deliver all of the cranberries harvested from our currently-owned marshes and our contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee; (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used by us in our branded products; and (v) we agreed to dismiss with prejudice our antitrust lawsuit against Ocean Spray (the “Ocean Spray Transaction”).

On February 28, 2005, we received notice from Ocean Spray that it had assigned to four of its cranberry producing members its rights to receive title to ten of the fourteen cranberry marshes subject to the option agreement entered into in the Ocean Spray Transaction. Between March 18 and March 22, 2005, we received executed Agricultural Asset Purchase Agreements from JJW Cranberries, LLC, Wayne Gardner d/b/a Dawesville Cranberry Co., James Potter Cranberry Marsh, Inc. and Acorn Acres Cranberry Co., Inc. relating to the purchase of an aggregate of nine marshes. Between March 23 and March 29, 2005, we countersigned those agreements, and those agreements became effective. We expect the aggregate proceeds from the marsh sales that we will receive on closing of all of the marsh sales will total approximately $27.2 million. We intend to use the proceeds from the marsh sales to (i) pay the expenses related to the marsh sales and (ii) repay a portion of our outstanding debt as required by our lenders. We may also distribute a dividend to our shareholders. We expect to consummate the marsh sales in May 2005.

Upon consummation of the marsh sales, our business will consist primarily of (i) growing cranberries at our remaining eight marshes and delivering those cranberries to Ocean Spray for processing into cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray; (ii) purchasing cranberries from our 44 contract growers and delivering those cranberries to Ocean Spray for processing into cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray; (iii) selling cranberry juice concentrate to Apple & Eve pursuant to our supply agreement with Apple & Eve; (iv) selling to Ocean Spray cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray that we do not otherwise sell to Apple & Eve.

The cranberries we harvested in the fall of 2004 (fiscal 2005) from the nine marshes to be sold to assignees of Ocean Spray accounted for approximately 53% of the total fiscal 2005 harvest from our owned marshes and approximately 27% of the total fiscal 2005 harvest from our owned and contracted marshes on a combined basis. Since the cranberries harvested in the fall of 2004 from the nine marshes to be sold to assignees of Ocean Spray have already been processed and either sold or committed to be sold, the revenues and profits from the sale of those cranberries will be recorded in fiscal 2005. As a result, assuming market prices for cranberry concentrate remain stable, we do not expect our revenues and profits from the sale of cranberry concentrate to materially change in fiscal 2005 as a result of the sale of the nine marshes. However, commencing in fiscal 2006, and assuming aggregate harvest levels remain relatively constant, we expect to harvest approximately 50% fewer cranberries from our owned marshes (approximately 25% fewer cranberries when giving effect to cranberries purchased from our contract growers) than we did in fiscal 2005. Assuming market prices for cranberry concentrate remain stable, we believe this reduction in cranberries harvested will result in a reduction in revenue from the sale of cranberry concentrate of approximately 25% for fiscal 2006 compared to anticipated fiscal 2005 levels, and a comparable reduction in operating profits.

Consistent with our previously announced exploration of strategic alternatives, we may also continue to seek the sale of our remaining marshes and potentially the assignment of our toll processing agreement with Ocean Spray, supply agreement with Apple & Eve and agreements with our contract growers. We may sell or assign these assets to one or more buyers, from time to time, through one or more transactions. Potential buyers of our assets may include certain affiliates, including potentially members of our management. However, there can be no assurance that we will be able to successfully identify potential buyers for our remaining assets on terms favorable to us or at all.

If we are successful in selling or assigning these remaining assets, we may subsequently liquidate Northland. Upon any such liquidation, we would intend to distribute the cash proceeds received in liquidation to our shareholders, following satisfaction of remaining liabilities and appropriate provision for contingent liabilities, in accordance with Wisconsin law and our articles of incorporation.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets and income taxes. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

The Consolidated Financial Statements and related notes have been restated for the three and six months ended February 28, 2005 and February 29, 2004, where applicable to reflect the branded juice business as a discontinued operation (See Note 3).

Total net revenues for the three months ended February 28, 2005 were $7.8 million, an increase of 110.8% from net revenues of $3.7 million in the prior year’s second quarter. This increase was primarily due to an increase in the quantity of cranberry concentrate sold as a result of our toll processing agreement with Ocean Spray. Total net revenues for the six months ended February 28, 2005 were $17.7 million, an increase of 34.1% from net revenues of $13.2 million in the six months ended February 29, 2004. This increase was primarily due to a $3.4 million sale of cranberries to Ocean Spray in connection with the Ocean Spray Transaction, as well as an increase in the quantity of cranberry concentrate sold as a result of our toll processing agreement with Ocean Spray. Commencing in fiscal 2006, we expect revenues from the sale of cranberry concentrate to decline as a result of the sale of nine of our 17 cranberry marshes as described under “Exercise of Ocean Spray Option.”

Cost of sales for the three months ended February 28, 2005 was $5.8 million compared to $2.0 million for the second quarter of fiscal 2004, resulting in gross margins of 25.7% and 46.7% in each respective period. The increase in cost of sales was primarily due to an increase in the quantity of cranberry concentrate sold. The decrease in gross margin percentage was primarily the result of lower selling prices and higher costs for cranberry concentrate over the same period in fiscal 2004.

Cost of sales for the six months ended February 28, 2005 was $11.7 million compared to $7.2 million for the first six months of fiscal 2004, resulting in gross margins of 34.2% and 45.8% in each respective period. The increase in cost of sales was primarily due to an increase in the quantity of cranberry concentrate sold. The decrease in gross margin percentage was primarily the result of lower selling prices for cranberry concentrate and frozen processed cranberries over the same periods in fiscal 2004 and higher costs for cranberry concentrate.

Selling, general and administrative expenses were $1.2 million, or 15.2% of net revenues, for the three months ended February 28, 2005 compared to $3.0 million, or 80.8% of net revenues, for the second quarter of fiscal 2004. The decrease was primarily the result of a reduction in expenses related to (i) the closure of our former bottling facility in Jackson, Wisconsin, (ii) legal and consulting services and (iii) wages and benefits. Selling, general and administrative expenses were $4.1 million, or 23.1 % of net revenues, for the six months ended February 28, 2005 compared to $5.0 million, or 37.8% of net revenues, for the first six months of fiscal 2004. The decrease was primarily the result of a reduction in expenses related to (i) the closure of our former bottling facility in Jackson, Wisconsin and (ii) legal and consulting services. This reduction in expenses was partially offset by an increase in wages during the first six months of fiscal 2004 as a result of bonuses paid to senior management. We expect to further decrease our selling, general and administrative expenses following the sale of nine or our 17 cranberry marshes as described under “Exercise of Ocean Spray Option.”

As a result of the Ocean Spray Transaction, we recognized a gain of $7.7 million in the six months ended February 28, 2005 (see Note 4).

Other income in the second quarter of fiscal 2004 included a $3.0 million payment received from Cliffstar Corporation (“Cliffstar”) as the result of the settlement of a dispute related to the calculation of earn-out payments due us in connection with the sale of our private label juice business to Cliffstar in fiscal 2000.

Interest expense was $0.9 million for the three months ended February 28, 2005 compared to $0.6 million in the prior year’s second quarter. The increase was due to higher interest rates and additional loan costs incurred as a result of the restructuring of our debt arrangements with Wells Fargo and Ableco in the first quarter of 2005. Interest expense was $1.8 million for the six months ended February 28, 2005 compared to $1.3 million in the first six months of the prior year. The increase in interest expense resulted from increased debt levels during the first quarter, as well as higher interest rates and additional loan costs incurred in connection with the restructuring of our debt arrangements with Wells Fargo and Ableco in the first quarter of 2005.

We incurred a loss of $1.7 million on debt extinguishment during the three months ended February 28, 2005 as we paid down our debt to Wells Fargo and Ableco. This compared to a gain on debt extinguishment of $5.3 million in the second quarter of fiscal 2004 as a result of the payoff of our term note with U.S. Bank National Association (“US Bank”). The gain was the recognition of the future interest payments, as previously established in accordance with SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” from the restructuring of our debt with US Bank in November 2001.

We recognized a gain in the second quarter of fiscal 2005 in the amount of $5.1 million as a result of the sale of our branded juice business to Apple & Eve (see Note 3).

Net income for the three months ended February 28, 2005, was $3.4 million, or $0.03 per diluted share, compared to net income of $6.5 million, or $0.06 per diluted share, for the three months ended February 29, 2004. Net income for the six months ended February 28, 2005, was $7.4 million, or $0.07 per diluted share, compared to net income of $8.9 million, or $0.09 per diluted share, for the six months ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million in the first six months of fiscal 2005 compared to $3.2 million in the same period of fiscal 2004. Receivables, prepaid expenses and other current assets increased $1.8 million in the first six months of fiscal 2005 compared to a decrease of $3.9 million for the same period in fiscal 2004. This increase was primarily due to the establishment of $3.0 million in escrow funds in connection with the sale of our branded juice business to Apple & Eve and the Ocean Spray Transaction. This increase was partly offset by a reduction in accounts receivable of $1.2 million. This compared to a decrease in receivables during the same period in fiscal 2004 due primarily to lower sales. Inventories increased $2.6 million in the first six months of fiscal 2005 compared to $10.0 million in the first six months of fiscal 2004. The increase in inventories was less in the first six months of fiscal 2005 primarily due to a larger inventory held by us at the commencement of the fall 2005 cranberry harvest. Accounts payable and accrued liabilities increased by $10.3 million in the first six months of fiscal 2005 compared to an increase of $2.6 million in the first six months of fiscal 2004. Accounts payable assumed by Apple & Eve in connection with its purchase of our branded juice business provided cash of $6.3 million. The increase in accruals was primarily due to the recording of a $5.0 million liability related to the fee Ocean Spray paid us for the option to purchase certain of our cranberry marshes, approximately $3.0 million of which is creditable on a pro rata basis against the purchase price to be paid by Ocean Spray’s assignees in connection with the sale of nine of our cranberry marshes as described under “Exercise of Ocean Spray Option.” Since the $5.0 million option fee paid to us by Ocean Spray is not refundable, we expect to recognize the remaining balance of approximately $2.0 million as income during the third quarter of fiscal 2005.

Working capital was $1.0 million at February 28, 2005 compared to $26.6 million at August 31, 2004. Current assets decreased by $6.8 million and current liabilities increased by $18.7 million. The increase in current liabilities was primarily due to the amendment of our debt obligations with Wells Fargo and Ableco (see Note 6). Our current ratio decreased to 1.0 to 1.0 at February 28, 2005, compared to 3.6 to 1.0 at August 31, 2004.

Net cash provided by investing activities in the first six months of fiscal 2005 was $21.8 million due in part to the $9.7 million in proceeds received from the sale of our branded juice business to Apple & Eve (see Note 3). Net cash provided by investing activities also included $12.1 million from the sale of our receiving, freezing and concentrate-processing plant and an adjacent office in Wisconsin Rapids to Ocean Spray in September 2004. Net cash provided by investing activities in first six months of fiscal 2004 was $2.5 million, which primarily resulted from the $4.0 million received from the sale of equipment at our former bottling facility in Jackson, Wisconsin, as well as the sale of our former facilities located in Bridgeton, New Jersey and Eau Claire, Michigan. Purchases of equipment amounted to $30,000 in the first six months of fiscal 2005 compared to $733,000 in the first six months of fiscal 2004. Also, in the first six months of fiscal 2004, we made a loan of $0.8 million to one of our contract growers (see Note 8).

Our net cash used by financing activities was $30.8 million in the first six months of fiscal 2005 compared to net cash used of $12.1 million in the same period of the prior year. In the first six months of fiscal 2005, we made principal payments on long-term debt and other obligations of $13.9 million as required under our restructured debt agreements compared to $12.2 million in the same period of fiscal 2004. Also, in the first six months of fiscal 2005, we had borrowings of $15.0 million under our term loan facility. We used the proceeds from these borrowings to reduce other long-term debt by $5.0 million during the first quarter of fiscal 2005 and, with proceeds from the Ocean Spray Transaction, to pay a special dividend of $0.33 per share (or an aggregate of $31.9 million) on our class A common stock during the second quarter of fiscal 2005. In both fiscal 2005 and fiscal 2004, monthly principal payments were made on other obligations and additional payments were made as required under our restructured and restated debt agreements.

The following schedule sets forth our contractual obligations as of February 28, 2005 (in thousands):

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal debt obligations	$21,776	$13,723	$3,208	$4,845	$0
Purchase obligations (1)	8,162	8,162	0	0	0
Interest on debt (2)	2,356	1,377	586	393	0

Total	$32,294	$23,262	$3,794	$5,238	$0

(1)	Purchase obligations include estimated payments of $4.6 million due to contract growers for cranberries purchased by us during the first quarter for fiscal 2005. Under our crop purchase contracts, which generally last for five years, we pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances). Purchase obligations also include toll processing fees of $3.5 million due Ocean Spray for processing our cranberries into cranberry concentrate. Our obligations under the crop purchase agreements and the toll processing agreement with Ocean Spray are subject to variability and generally not fixed or subject to reasonable estimation until the fourth quarter of each year.

(2)	Interest on floating rate debt is calculated using interest rates in effect as of February 28, 2005.

As of February 28, 2005, we had $2.5 million of unused borrowing availability under our revolving credit facility with Ableco. We believe we will be able to fund our ongoing operational needs for fiscal 2005 through (i) cash generated from operations and (ii) financing available under our revolving credit facility with Ableco. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of February 28, 2005, we were in compliance with all of our debt arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain “forward-looking statements” in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales strategies, anticipated harvest levels and sales of our cranberry concentrates, potential future strategic transactions and the effects of recent transactions. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) the level of cranberry inventory held by industry participants; (ii) agricultural factors affecting our crop and the crop of other North American growers; (iii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our credit facilities and other debt agreements; (iv) our ability to identify, evaluate and successfully execute any strategic alternatives; (v) prevailing market prices for cranberry concentrate; and (vi) factors relating to the sale of our marshes pursuant to the option agreement with Ocean Spray, including diversion of management attention from the operations of the business as a result of preparations for the consummation of one or more marsh sales, transaction related expenses that are expected to be incurred in connection with the consummation of one or more marsh sales and a limitation on our ability to implement our current or future business strategies resulting from one or more of the marsh sales not being consummated. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition, including our revised debt structure.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving credit facility and certain term loans as of February 28, 2005, an increase of 1.0% in market interest rates would increase our annual interest expense by approximately $124,000.

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

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our annual meeting of shareholders held on January 28, 2005, the following nine individuals, who constitute our entire board of directors, were elected to serve as directors of the Company to hold office until the next annual meeting of our shareholders and until their successors are duly qualified and elected:

	Total Votes Voted "For"	Total Votes Withholding Authority
John Swendrowski	83,555,263	313,712
Marc J. Leder	83,575,454	293,521
Rodger R. Krouse	83,503,712	365,263
Clarence E. Terry	83,503,108	365,867
Kevin J. Calhoun	83,583,150	285,825
T. Scott King	83,582,400	286,575
George R. Rea	83,751,809	117,166
Patrick J. Sullivan	83,751,588	117,387
C. Daryl Hollis	83,743,729	125,575

ITEM 6.   EXHIBITS.

Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
Date: April 14, 2005	By:	/s/ Nigel J. Cooper
Nigel J. Cooper Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4.1	Second Amendment to Amended and Restated Loan and Security Agreement, Waiver, Consent and Release dated as of February 22, 2005, between and among, on the one hand, Wells Fargo Foothill, Inc. and Ableco Finance, LLC, and the other lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., as administrative agent for the lenders, Ableco Finance, LLC, as the collateral agent for the lenders, and, on the other hand, the Company and the guarantors party thereto from time to time. [Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 22, 2005.]

10.1	Asset Purchase Agreement dated as of February 22, 2005 by and between the Company, NCI Foods, LLC and Apple & Eve, LLC. [Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 22, 2005.]

10.2	Concentrate Purchase and Supply Agreement dated as of February 22, 2005 by and between the Company and Apple & Eve, LLC. [Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 22, 2005.]

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President — Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President – Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.