Form 10-Q/A
period 2004-11-30
NORTHLAND CRANBERRIES INC /WI/
filed 2005-04-18
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO.1

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 30, 2004

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number    0-16130

NORTHLAND CRANBERRIES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1583759
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A is being filed in order to correct the previously issued condensed consolidated financial statements of Northland Cranberries, Inc. (the “Company”) for the quarterly period ended November 30, 2004 initially filed with the Securities and Exchange Commission on January 14, 2005 (the “Original Filing”). These condensed consolidated financial statements have been restated as a result of an error in accounting treatment related to the timing of recognition of revenue for sales of cranberry concentrate pursuant to the Company’s toll processing agreement with Ocean Spray Cranberries, Inc (“Ocean Spray”) entered into on September 23, 2004.

Generally speaking, during the ten-year term of the toll processing agreement, (i) the Company will deliver to Ocean Spray all of the cranberries harvested from the Company’s marshes and the marshes of the Company’s contract growers, (ii) Ocean Spray will accept delivery of, clean, bin, store and process into juice concentrate all cranberries delivered by the Company and will freeze and store the concentrate produced for a tolling fee as provided in the toll processing agreement, (iii) Ocean Spray will ship to the Company the concentrate produced, upon the Company’s request and at the Company’s expense, subject to a maximum monthly delivery of one-sixth of the concentrate produced in each year, and (iv) the Company will sell and Ocean Spray will purchase on a monthly basis the difference, if any, between the amount of concentrate required to be produced by Ocean Spray under the toll processing agreement and the amount of concentrate shipped to Company during such month (such difference, the “Non-Committed Concentrate”), for a purchase price equal to the average price of concentrate sold by Ocean Spray to third party buyers during the prior six month period. All right, title and interest in the Non-Committed Concentrate passes to Ocean Spray upon payment.

During the course of preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, the Company determined, in consultation with its independent registered public accountants, that revenue from the sale of Non-Committed Concentrate during the quarter ended November 30, 2004 was recognized one month earlier than it should have been under the terms of the toll processing agreement. This occurred because the Company invoices Ocean Spray for Non-Committed Concentrate on the fifth day of each month following Ocean Spray’s delivery to the Company of cranberry concentrate for the prior month. As a result, per the terms of the toll processing agreement, title to the Non-Committed Concentrate related to any given month technically does not pass until payment is received during the following month. This error was reflected in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 because (i) the Company included revenue in the month of October related to the sale of Non-Committed Concentrate for which title technically passed in November and (ii) the Company included revenue in the month of November related to the sale of Non-Committed Concentrate for which title technically passed in December. The financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 should have recognized revenue from the toll processing agreement related only to the sale of Non-Committed Concentrate for which title technically passed in November. As a result, the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 overstated revenue by approximately $2.5 million, or 10.7% of reported revenue, and overstated net income by approximately $0.5 million, or 11.8% of reported net income.

        The principal adjustments resulting from the restatement are as follows:

	For the Three Months Ended
	As reported November 30, 2004	As amended November 30, 2004	$ Change	% Change
Net revenues	$23,100	$20,631	$2,469	10.7%
Cost of sales	(16,808)	(14,870	(1,938)	11.5%

Gross profit	6,292	5,761	531	8.4%
Net income	$4,506	$3,975	$531	11.8%

Net income per common
share:
Basic:	$0.05	$0.04	$0.01
Diluted:	$0.04	$0.04	$0.00

None of the adjustments that gave rise to the restatements affect the Company’s previously reported financial results for the fiscal year ended August 31, 2004 or quarter ended February 28, 2005.

This Form 10-Q/A amends and restates only Items 1 and 2 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the quarterly period ended November 30, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

NORTHLAND CRANBERRIES, INC.
FORM 10-Q/A
AMENDMENT NO. 1
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited, as amended)

	As amended November 30, 2004	As reported August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,011	$2,442
Accounts receivable - net	5,698	4,418
Escrow receivable	2,532	0
Inventories	30,099	23,035
Prepaid expenses and other current assets	835	767
Deferred income taxes	3,175	6,194

Total current assets	76,350	36,856
Property and equipment - net	47,019	54,527
Other assets	901	854
Debt issuance cost - net	2,207	1,349

Total assets	$126,477	$93,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving line of credit facility	$5,000	$0
Accounts payable	14,142	5,091
Accrued liabilities	10,745	3,221
Accrued dividends	31,889	0
Current maturities of long-term debt:
Outstanding principal payments	8,910	1,723
Future interest payments from debt restructuring	172	270

Current maturities of long-term debt	9,082	1,993

Total current liabilities	70,858	10,305
Long-term debt:
Outstanding principal payments	18,459	18,263
Future interest payments from debt restructuring	1,165	1,109

Long-term debt	19,624	19,372

Total liabilities	90,482	29,677

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 shares
issued and outstanding	941	941
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(119,848)	(91,934)

Total shareholders' equity	35,995	63,909

Total liabilities and shareholders' equity	$126,477	$93,586

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited, as amended)

	For the Three Months Ended
	As amended November 30, 2004	As reported November 30, 2003
Net revenues	$20,631	$22,378
Cost of sales	(14,870)	(15,393)

Gross profit	5,761	6,985
Selling, general and administrative expenses	(5,678)	(4,014)
Gain on transaction with Ocean Spray (Note 3)	7,699	0

Income from operations	7,782	2,971
Interest expense	(862)	(634)
Interest income	79	12

Income before taxes	6,999	2,349
Income tax expense	(3,024)	0

Net income	$3,975	$2,349

Net income per common share:
Basic:	$0.04	$0.03
Diluted:	$0.04	$0.02
Shares used in computing net income per share:
Basic	94,091,633	91,548,580
Diluted	101,099,100	101,779,566

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited, as amended)

	For the Three Months Ended
	As amended November 30, 2004	As reported November 30, 2003
Operating activities:
Net income	$3,975	$2,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	831	910
Amortization of debt issuance costs and debt discount	530	278
Provision for deferred income taxes	3,019	0
(Gain) on transaction with Ocean Spray	(7,699)	0
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	(2,430)	849
Inventories	(7,273)	(9,860)
Accounts payable and accrued liabilities	16,534	9,537

Net cash provided by operating activities	7,487	4,063

Investing activities:
Property and equipment purchases	(30)	(375)
Proceeds from disposals of property and equipment	12,118	983

Net cash provided by investing activities	12,088	608

Financing activities:
Net borrowings under revolving line of credit facility	5,000	0
Payments on long-term debt	(8,006)	(2,077)
Proceeds from issuance of long-term debt	15,000	0

Net cash provided (used in) financing activities	11,994	(2,077)

Net increase in cash and cash equivalents	31,569	2,594
Cash and cash equivalents, beginning of period	2,442	9,058

Cash and cash equivalents, end of period	$34,011	$11,652

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid during the three months for:
Interest	$320	$355
Non-cash activity:
Declaration of dividend	$31,889	$0

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED NOVEMBER 30, 2004
(DOLLARS IN THOUSANDS)
(Unaudited, as amended)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance, August 31, 2004	$941	$154,902	$(91,934)	$63,909
Cash dividends declared ($.33 per share)			(31,889)	(31,889)
Net income as amended	0	0	3,975	3,975

Balance, November 30, 2004 as amended	$941	$154,902	$(119,848)	$35,995

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, as amended)

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

	For the Three Months Ended (Dollars in thousands except per share amounts)
	As amended November 30, 2004	As reported November 30, 2003
Net income	$3,975	$2,349
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effect	($280)	($138)

Pro forma net income	$3,695	$2,211

Historical and pro forma net income per common
share:
Basic:
Historical and pro forma	$0.04	$0.02
Diluted:
Historical and pro forma	$0.04	$0.02

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

4.	INVENTORIES

Inventories as of November 30, 2004 and August 31, 2004 consisted of the following (in thousands):

	As amended November 30, 2004	As reported August 31, 2004
Raw materials	$26,847	$12,069
Finished goods	3,252	3,390
Deferred crop costs	0	7,576

Total inventories	$30,099	$23,035

5.	DEBT

Debt as of November 30, 2004 and August 31, 2004 consisted of the following (in thousands):

	November 30, 2004	August 31, 2004
Revolving credit facility	$5,000	$0

Term loans payable	15,000	0
Fee note payable	2,187	4,298
Restructured insurance company note	9,632	15,000
Other obligations	550	688

Subtotal principal obligations	27,369	19,986
Future interest payments from debt restructuring	1,337	1,379

Total long-term debt	28,706	21,365
Less current maturities of long-term debt	9,082	1,993

Long-term debt, net	$19,624	$19,372

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

GENERAL

Total net revenues decreased by 7.8% during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. This decrease resulted primarily from a decrease in sales of branded products which we believe is attributable to an overall increase in trade spending by competitors in the cranberry beverage category in specific markets, as well as our decreased trade spending during the first quarter of fiscal 2005.

During the three months ended November 30, 2004, we realized net income of $4.0 million, which was an increase of $1.6 million compared to the three months ended November 30, 2003. In the month of November, we entered into an Amended and Restated Loan and Security Agreement with two of our lenders pursuant to which, among other things, the commitment under the existing revolving credit facility was reduced to an aggregate principal amount of $11.0 million and an additional term loan facility in the aggregate principal amount of $15.0 million was provided. We used the proceeds from our refinancing arrangements to (i) reduce our long-term debt with another lender by $5.0 million, during the first quarter of fiscal 2005 and (ii) also, with proceeds from the Ocean Spray Transaction, to pay a special dividend during the second quarter of fiscal 2005.

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

RESULTS OF OPERATIONS

Total net revenues for the three months ended November 30, 2004 were $20.6 million, a decrease of 7.8% from net revenues of $22.4 million in the prior year’s first quarter. This decrease resulted primarily from a decrease in sales of branded products which we believe is attributable to an overall increase in trade spending by competitors in the cranberry beverage category in specific markets, as well as our decreased trade spending during the first quarter of fiscal 2005. Trade industry data for our Northland brand 100% juice products for the 12-week period ended November 28, 2004 showed that we achieved a 5.2% market share of the supermarket shelf-stable cranberry beverage category on a national basis, down from a 5.8% market share for the 12-week period ended November 30, 2003. We believe the reduction in market share is primarily attributable to a reduction in trade spending programs with customers during the first quarter of fiscal 2005. As of November 28, 2004, our Northland 100% juice cranberry products were available in supermarkets nationwide that account for approximately 71.3% of total grocery sales, down from approximately 73.9% as of November 30, 2003. We believe this loss in distribution is primarily attributable to trade accounts allocating shelf space to popular new low calorie products, as well as our reduced level of trade spending during the quarter.

Cost of sales for the three months ended November 30, 2004 was $14.9 million compared to $15.4 million for the first quarter of fiscal 2004, resulting in gross margins of 27.9% and 31.2% in each respective period. The decrease in gross margin percentage was primarily the result of lower selling prices for cranberry concentrate and frozen processed cranberries over the same periods in fiscal 2004.

Selling, general and administrative expenses were $5.7 million, or 27.5% of net revenues, for the three months ended November 30, 2004 compared to $4.0 million, or 17.9% of net revenues, for the first quarter of fiscal 2004. The increase was primarily the result of recording a $1.2 million charge for management bonuses paid following the Ocean Spray Transaction and a $0.7 million increase in media advertising spending, from $0.8 million in the first quarter of fiscal 2004 to $1.5 million in the first quarter of fiscal 2005. Other administrative expenses decreased by $0.1 million.

The effective income tax rate of 43% is higher than the statutory rate of 34% due to state income taxes.

We recognized a net gain of $7.7 million in the three months ended November 30, 2004 as a result of the Ocean Spray Transaction (see Note 3.).

Interest expense was $0.9 million for the three months ended November 30, 2004 compared to $0.6 million in the prior year’s first quarter. Interest expense has increased as result of increased debt levels.

Net income for the three months ended November 30, 2004, was $4.0 million, or $0.04 per diluted share, compared to net income of $2.3 million, or $0.02 per diluted share, for the three months ended November 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.5 million in the first three months of fiscal 2005 compared to $4.1 million in the same period of fiscal 2004. Receivables, prepaid expenses and other current assets increased $2.4 million in the first three months of fiscal 2005 compared to a decrease of $0.8 million for the same period in fiscal 2004. This increase was primarily due to the establishment of $2.5 million in escrow funds in connection with the Ocean Spray Transaction. Inventories increased $7.3 million in the first three months of fiscal 2005 compared to $9.9 million in the first three months of fiscal 2004. The increase in inventories was due primarily as a result of the fall 2004 cranberry harvest and the purchase of cranberries from our contract growers. Accounts payable and accrued liabilities increased by $16.5 million in the first three months of fiscal 2005 compared to an increase of $9.5 million in the first three months of fiscal 2004. The increase in accounts payable was attributable primarily to installment payments due our contract growers for fruit received during the quarter. The increase in accruals was primarily due to the recording of a $5.0 million deposit related to the fee Ocean Spray paid us for the option to purchase certain of our cranberry marshes, which is creditable against the purchase price to be paid by Ocean Spray in the event it exercises its option.

Working capital was $5.5 million at November 30, 2004 compared to $26.6 million at August 31, 2004. Our current ratio decreased to 1.1 to 1.0 at November 30, 2004, compared to 3.6 to 1.0 at August 31, 2004.

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: April 18, 2005	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Loan and Security Agreement, dated as of November 16, 2004, by and among the Company, the lenders signatory thereto as lenders, Wells Fargo Foothill, Inc. as Administrative Agent and Ableco Finance LLC as Collateral Agent. [Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 16, 2004.]

10.1	Asset Purchase Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K dated September 23, 2004.]

10.2	Toll Processing Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K dated September 23, 2004.]

10.3	Option Agreement dated as of September 23, 2004 by and between the Company and Ocean Spray Cranberries, Inc. [Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K dated September 23, 2004.]

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President — Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President – Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.