Form 10-Q
period 2005-05-31
NORTHLAND CRANBERRIES INC /WI/
filed 2005-07-15
CIK 818010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 2005

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).  Yes          No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock	July 15, 2005	94,091,633

NORTHLAND CRANBERRIES, INC.
FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	May 31, 2005	August 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,248	$2,442
Accounts receivable - net	1,135	4,418
Note receivable and accounts receivable - other	2,788	0
Inventories	14,093	23,035
Prepaid expenses and other current assets	630	767
Assets held for sale	1,532	0
Deferred income taxes	0	6,194

Total current assets	25,426	36,856
Property and equipment - net	22,893	54,527
Other assets	809	854
Debt issuance cost - net	0	1,349

Total assets	$49,128	$93,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,653	$5,091
Accrued liabilities	2,181	3,221
Current maturities of long-term debt:
Outstanding principal payments	250	1,723
Future interest payments from debt restructuring	0	270

Current maturities of long-term debt	250	1,993

Total current liabilities	6,084	10,305
Long-term debt, less current maturities:
Outstanding principal payments	225	18,263
Future interest payments from debt restructuring	0	1,109

Long-term debt, less current maturities	225	19,372

Total liabilities	6,309	29,677

Shareholders' equity:
Common stock - Class A, $.01 par value, 94,091,633 shares
issued and outstanding	941	941
Redeemable preferred stock - Series B, $.01 par value, 100 shares issued
and outstanding	0	0
Additional paid-in capital	154,902	154,902
Accumulated deficit	(113,024)	(91,934)

Total shareholders' equity	42,819	63,909

Total liabilities and shareholders' equity	$49,128	$93,586

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net revenues	$10,416	$6,617	$28,126	$19,820
Cost of sales	(8,415)	(4,072)	(20,070)	(11,228)

Gross profit	2,001	2,545	8,056	8,592
Selling, general and administrative expenses	(1,305)	(2,434)	(5,395)	(7,426)
Write down of long-lived assets and assets
held for sale	0	0	0	(558)
Gain (loss) on disposal of property & equipment and
other assets (Note 4)	6,189	(64)	13,920	(390)
Other income	0	0	0	3,000

Income from operations	6,885	47	16,581	3,218
Interest expense	(539)	(543)	(2,349)	(1,799)
Gain (loss) on debt extinguishment	966	0	(764)	5,339
Interest income	26	11	128	37

Income (loss) before income taxes	7,338	(485)	13,596	6,795
Income tax expense	(3,281)	(13)	(6,414)	(33)

Net income (loss) from continuing operations	4,057	(498)	7,182	6,762

Discontinued operations
Income (loss) from discontinued operations	0	1,247	(854)	2,868
(Loss) gain on disposition of discontinued
operations	(641)	0	4,471	0

Net income	$3,416	$749	$10,799	$9,630

Net income (loss) from continuing operations
per common share:
Basic:	$0.04	$(0.01)	$0.08	$0.07
Diluted:	$0.04	$(0.00)	$0.07	$0.07
Net income per common share:
Basic:	$0.04	$0.01	$0.11	$0.10
Diluted:	$0.03	$0.01	$0.11	$0.10
Shares used in computing net income per share:
Basic	94,091,633	94,091,933	94,091,633	93,172,793
Diluted	99,073,365	101,131,514	100,303,270	100,946,257

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended
	May 31, 2005	May 31, 2004
Operating activities:
Net income	$10,799	$9,630
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	1,944	2,559
Amortization of debt issuance costs and debt discount	1,101	837
Provision for deferred income taxes	6,194	0
Provision for write down of assets held for sale	0	558
(Gain) loss on disposal of property and equipment	(6,189)	390
Gain on transaction with Ocean Spray	(7,731)	0
Gain on disposal of business	(4,471)	0
Loss (gain) on debt extinguishment	764	(5,339)
Changes in assets and liabilities:
Receivables, prepaid expenses and other current assets	(1,513)	3,385
Inventories	2,052	(9,282)
Accounts payable and accrued liabilities	739	(216)

Net cash provided by operating activities	3,689	2,522

Investing activities:
Issuance of note receivable	0	(800)
Property and equipment purchases	(146)	(912)
Proceeds from disposal of business	9,701	0
Proceeds from disposals of property and equipment	41,697	4,233

Net cash provided by investing activities	51,252	2,521

Financing activities:
Net borrowing under revolving line of credit facility	0	1,437
Payments on long-term debt and other obligations	(35,246)	(13,263)
Proceeds from issuance of long-term debt	15,000	0
Dividends paid	(31,889)	0
Proceeds from issuance of common stock	0	26

Net cash used in financing activities	(52,135)	(11,800)

Net increase (decrease) in cash and cash equivalents	2,806	(6,757)
Cash and cash equivalents, beginning of period	2,442	9,058

Cash and cash equivalents, end of period	$5,248	$2,301

SUPPLEMENTAL CASH FLOW INFORMATION-
Cash paid during the three months for:
Interest	$1,565	$1,802

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MAY 31, 2005
(DOLLARS IN THOUSANDS)
(Unaudited)

	Common Stock - Class A	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, August 31, 2004	$941	$154,902	$(91,934)	$63,909
Cash dividend paid
($.33 per share)			(31,889)	(31,889)
Net income	0	0	10,799	10,799

Balance, May 31, 2005	$941	$154,902	$(113,024)	$42,819

See notes to condensed consolidated financial statements.

NORTHLAND CRANBERRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Northland Cranberries, Inc. (collectively with its subsidiaries, the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary to present fairly the financial position of the Company as of May 31, 2005 and August 31, 2004, its related results of operations for the three and nine months ended May 31, 2005 and 2004 and its cash flows for the nine months ended May 31, 2005 and 2004. As permitted by these regulations, these condensed consolidated financial statements do not include all information required by accounting principles generally accepted in the United States of America to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated balance sheet as of August 31, 2004 was derived from the Company’s latest audited consolidated financial statements. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

The weighted average shares outstanding used in calculating net income per common share for the three and nine months ended May 31, 2005 and 2004 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Basic shares outstanding	94,091,633	94,091,633	94,091,633	91,548,580
Issuance of new shares	0	0	0	1,624,213

Total	94,091,633	94,091,633	94,091,633	93,172,793
Effect of dilution:
Warrants	2,470,712	2,511,018	2,492,609	3,339,649
Options	2,511,020	4,528,863	3,719,028	4,433,815

Diluted shares outstanding	99,073,365	101,131,514	100,303,270	100,946,257

The shares outstanding used to compute the diluted earnings per share for the three and nine months ended May 31, 2005 and 2004 exclude outstanding options to purchase 973,125 and 598,825 shares of Class A Common Stock, respectively. Those options were excluded because their weighted average exercise prices were greater than the average market price of the common shares and their inclusion would have been antidilutive.

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

	For the Three Months Ended				For the Nine Months Ended
	(Dollars in thousands except per share amounts)
	May 31, 2005		May 31, 2004		May 31, 2005	May 31, 2004
Net income		$3,416		$749	$10,799		$9,630
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effect	$	(22)	$	(115)	$(66)	$	(346)

Pro forma net income		$3,394		$634	$10,733		$9,284

Historical and pro forma net income
per common share:
Basic:
Pro forma		$0.04		$0.01	$0.11		$0.10
Historical		$0.04		$0.01	$0.11		$0.10
Diluted:
Pro forma		$0.03		$0.01	$0.11		$0.09
Historical		$0.03		$0.01	$0.11		$0.10

New Accounting Pronouncements –On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective for all interim or annual periods beginning after August 31, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

As a result of this transaction, the Company recognized a gain of approximately $4.5 million in the second quarter of fiscal 2005. The Company used the net proceeds resulting from the sale of the branded juice business to pay down outstanding principal balances on its Revolver A, Revolver B and term loan credit facilities, and to pay related expenses due to the administrative agent.

The Consolidated Financial Statements and related notes have been restated for the three and nine months ended May 31, 2005 and 2004, where applicable to reflect the branded juice business as a discontinued operation.

Operating results of the discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	(Dollars in thousands except per share amounts)
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenue	$0	$11,763	$22,385	$37,641
Cost of sales	(0)	(8,461)	(18,273)	(27,604)

Gross profit	0	3,302	4,112	10,037
Selling, general and administrative
expense	(0)	(2,055)	(4,966)	(7,169)
Net income (loss) from discontinued
operations	$0	$1,247	$(854)	$2,868

Diluted income (loss) per share from
discontinued operations	$0.00	$0.01	$(0.01)	$0.03

4.	OCEAN SPRAY TRANSACTION

On September 23, 2004, the Company entered into agreements with Ocean Spray pursuant to which: (i) it sold its processing plant, storage facility and certain offices located in Wisconsin Rapids, Wisconsin to Ocean Spray for approximately $28 million, subject to certain adjustments and including a $2.5 million escrow; (ii) Ocean Spray paid to the Company a non-refundable (but creditable) $5.0 million cash fee in exchange for the option to purchase up to 14 of the Company’s 17 cranberry marshes at prices that aggregate to $47.5 million (before the option fee); (iii) the Company agreed to, for a period of ten years, deliver all of the cranberries harvested from its currently-owned marshes and its contract growers’ marshes to Ocean Spray, which Ocean Spray will receive, clean, bin, store and process into juice concentrate for a fixed fee(which increases annually); (iv) Ocean Spray agreed to, for a period of ten years, purchase cranberry concentrate not otherwise used in the Northland branded juice business; and (v) the Company agreed to dismiss with prejudice its antitrust lawsuit against Ocean Spray. As a result of this transaction, the Company recognized a gain of $7.7 million in the first quarter of fiscal 2005.

On February 28, 2005, the Company received notice from Ocean Spray that it had assigned to four of its cranberry producing members its rights to receive title to 10 of the 14 cranberry marshes subject to the Option Agreement. Between March 18 and March 22, 2005, the Company received executed Purchase Agreements from Wayne Gardner d/b/a Dawesville Cranberry Co. (with respect to which the rights to receive title to the cranberry marshes were subsequently assigned to Dandy Creek Cranberries, LLC and Gardner Cranberry, LLC), JJW Cranberries, LLC, Acorn Acres Cranberry Co., Inc. (with respect to which the right to receive title to the cranberry marsh was subsequently assigned to Nekoosa Marsh, LLC), and James Potter Cranberry Marsh, Inc., relating to the purchase of an aggregate of nine marshes. Between March 23 and March 29, 2005, the Company countersigned the Purchase Agreements, and those agreements became effective. The Company publicly announced its entry into these agreements in a Current Report on Form 8-K, which was filed with the SEC on March 29, 2005.

Between May 20 and May 24, 2005, the Company consummated the sale of eight of the nine marshes for which executed Purchase Agreements were received. In each case, the Company sold (and the purchaser purchased), generally speaking, (i) the real estate representing the applicable marsh and (ii) the personal property used exclusively in connection with the operation of the applicable marsh. As a result of these transactions, the Company recognized a gain of $6.2 million. The sale of the ninth and final marsh for which an executed Purchase Agreement was received (the Warrens marsh) occurred on June 10, 2005. We expect to recognize a gain of less than $0.1 million related to the sale of the Warrens marsh during the fourth quarter of fiscal 2005.

5.	INVENTORIES

Inventories as of May 31, 2005 and August 31, 2004 consisted of the following (in thousands):

	May 31, 2005	August 31, 2004
Raw materials	$11,714	$12,069
Finished goods	0	3,390
Deferred crop costs	2,379	7,576

Total inventories	$14,093	$23,035

The company’s inventory of raw materials and finished goods is stored at locations not owned by the company.

6.	DEBT

Debt as of May 31, 2005 and August 31, 2004 consisted of the following (in thousands):

	May 31, 2005	August 31, 2004
Fee note payable	$0	$4,298
Restructured insurance company note	0	15,000
Other obligations	475	688

Subtotal principal obligations	475	19,986
Future interest payments from debt restructuring	0	1,379

Total long-term debt	475	21,365
Less current maturities of long-term debt	250	1,993

Long-term debt, net	$225	$19,372

As of May 31, 2005 and August 31, 2004, the Company was in compliance with financial covenants contained in its debt agreements.

7.	INCOME TAXES

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

On January 28, 2004, the Company made a loan of $800,000 to an independent cranberry grower who is a former officer of the Company, which is secured by a subordinated mortgage of the grower’s cranberry marsh (the “Loan”). The Loan, which is recorded within Other Assets on the accompanying consolidated balance sheet, was made in connection with the restructuring of certain debt obligations of the grower, $1.0 million of which were previously guaranteed by the Company. The proceeds of the Loan were used to pay off the indebtedness of the grower to its bank, enabling the Company to obtain from the bank a release of its obligations under the guarantee.Principal payments due under the terms of the loan were received during the nine months ended May 31, 2005. The outstanding principal balance of the Loan as of May 31, 2005 was $708,300.

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

The Company and Ocean Spray entered into an agreement for a period of ten years pursuant to which Ocean Spray will receive, clean, store and process into concentrate all cranberries harvested from the Company’s and its contract growers’ cranberry properties for a scheduled fee (see Note 4).

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

Between May 20 and May 24, 2005, the Company consummated the sale of eight of the nine marshes for which executed Purchase agreements were received. In each case, the Company sold (and the purchaser purchased), generally speaking, (i) the real estate representing the applicable marsh and the personal property used exclusively in connection with the operation of the applicable marsh. The aggregate proceeds from the sale of the marshes was approximately $23.6 million (excluding the $5.0 million option fee paid to the Company by Ocean Spray during the first quarter of fiscal 2005). The sale of the ninth and final marsh for which an executed Purchase Agreement was received (the Warrens marsh) occurred on June 10, 2005.

The proceeds from the marsh sales were used to (i) pay off our long-term note with Ableco of $12.0 million and satisfy our revolving line of credit facility; (ii) pay off our long-term note with The Equitable Life Assurance Society of the United States (“Equitable”) of $9.0 million; and (ii) pay the expenses related to the marsh sales.

Following the consummation of the marsh sales, our business consists primarily of (i) growing cranberries at our remaining eight marshes and delivering those cranberries to Ocean Spray for processing into cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray; (ii) purchasing cranberries from our 44 contract growers and delivering those cranberries to Ocean Spray for processing into cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray; (iii) selling cranberry juice concentrate to Apple & Eve pursuant to our supply agreement with Apple & Eve; (iv) selling to Ocean Spray cranberry juice concentrate pursuant to our toll processing agreement with Ocean Spray that we do not otherwise sell to Apple & Eve.

The cranberries we harvested in the fall of 2004 (fiscal 2005) from the nine marshes sold to assignees of Ocean Spray accounted for approximately 53% of the total fiscal 2005 harvest from our owned marshes and approximately 27% of the total fiscal 2005 harvest from our owned and contracted marshes on a combined basis. Since the cranberries harvested in the fall of 2004 from the nine marshes sold to assignees of Ocean Spray have already been processed and either sold or committed to be sold, the revenues and profits from the sale of those cranberries will be recorded in fiscal 2005. As a result, assuming market prices for cranberry concentrate remain stable, we do not expect our revenues and profits from the sale of cranberry concentrate to materially change in fiscal 2005 as a result of the sale of the nine marshes. However, commencing in fiscal 2006, and assuming aggregate harvest levels remain relatively constant, we expect to harvest approximately 50% fewer cranberries from our owned marshes than we did in fiscal 2005. Assuming market prices for cranberry concentrate remain stable, we believe this reduction in cranberries harvested will result in a reduction in revenue from the sale of cranberry concentrate of approximately 25% for fiscal 2006 compared to fiscal 2005, and a comparable reduction in operating profits.

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

Realization of Deferred Tax Assets

We have recorded a valuation allowance to reduce our deferred tax assets. We considered our recent history of profitable operations adjusting for nonrecurring items, the sale of certain assets to Ocean Spray, the sale of cranberry marshes, the sale of the Branded Juice Business to Apple and Eve and projected future operations in reaching our conclusion.

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

RESULTS OF OPERATIONS

The Consolidated Financial Statements and related notes have been restated for the three and nine months ended May 31, 2005 and 2004, where applicable to reflect the branded juice business as a discontinued operation.

Total net revenues for the three months ended May 31, 2005 were $10.4 million, an increase of 57.4% from net revenues of $6.6 million in the prior year’s third quarter. This increase was primarily due to an increase in the quantity of cranberry concentrate sold as a result of our toll processing agreement with Ocean Spray. Total net revenues for the nine months ended May 31, 2005 were $28.1 million, an increase of 41.9% from net revenues of $19.8 million in the corresponding period for the prior year. This increase was primarily due to a $3.4 million sale of cranberries to Ocean Spray in connection with the Ocean Spray Transaction, as well as an increase in the quantity of cranberry concentrate sold as a result of our toll processing agreement with Ocean Spray. Commencing in fiscal 2006, we expect revenues from the sale of cranberry concentrate to decline as a result of the sale of nine of our 17 cranberry marshes as described under “Exercise of Ocean Spray Option.”

Cost of sales for the three months ended May 31, 2005 was $8.4 million compared to $4.1 million for the third quarter of fiscal 2004, resulting in gross margins of 19.2% and 38.5% in each respective period. The increase in cost of sales was primarily due to an increase in the quantity of cranberry concentrate sold. The decrease in gross margin percentage was primarily the result of lower selling prices and higher costs for cranberries used to produce cranberry concentrate over the same period in fiscal 2004.

Cost of sales for the nine months ended May 31, 2005 was $20.1 million compared to $11.2 million for the first nine months of fiscal 2004, resulting in gross margins of 28.6% and 43.3% in each respective period. The increase in cost of sales was primarily due to an increase in the quantity of cranberry concentrate sold. The decrease in gross margin percentage was primarily the result of lower selling prices for cranberry concentrate and frozen processed cranberries over the same periods in fiscal 2004 and higher costs for cranberries used to produce cranberry concentrate.

Selling, general and administrative expenses were $1.3 million, or 12.5% of net revenues, for the three months ended May 31, 2005 compared to $2.4 million, or 36.8% of net revenues, for the third quarter of fiscal 2004. The decrease was primarily the result of a reduction in expenses related to (i) the closure of our former bottling facility in Jackson, Wisconsin, (ii) legal and consulting services and (iii) wages and benefits. Selling, general and administrative expenses were $5.4 million, or 19.2% of net revenues, for the nine months ended May 31, 2005 compared to $7.4 million, or 37.5% of net revenues, for the first nine months of fiscal 2004. The decrease was primarily the result of a reduction in expenses related to (i) the closure of our former bottling facility in Jackson, Wisconsin and (ii) legal and consulting services. This reduction in expenses was partially offset by an increase in wages during the first six months of fiscal 2004 as a result of bonuses paid to senior management. We expect to further decrease our general and administrative expenses following the sale of nine or our 17 cranberry marshes as described under “Exercise of Ocean Spray Option.”

As a result of the sale of the cranberry marshes, we recognized a gain of $6.2 million in the three months ended May 31, 2005. As a result of the Ocean Spray Transaction, we recognized a gain of $7.7 million in the nine months ended May 31, 2005 (see Note 4) for a total gain of disposal of property, equipment and other assets of $13.9 million in the nine months ended May 31, 2005.

The third quarter of fiscal 2004 included other income of $3.0 million from a payment received from Cliffstar Corporation (“Cliffstar”) as the result of the settlement of a dispute related to the calculation of earn-out payments due us in connection with the sale of our private label juice business to Cliffstar in fiscal 2000.

Interest expense was $0.5 million for the three months ended May 31, 2005 compared to $0.5 million in the prior year’s third quarter. Interest expense was $2.3 million for the nine months ended May 31, 2005 compared to $1.8 million in the first nine months of the prior year. The increase in interest expense resulted from increased debt levels during the first quarter, as well as higher interest rates and additional loan costs incurred in connection with the restructuring of our debt arrangements with Wells Fargo and Ableco in the first quarter of 2005.

We incurred a net gain of $1.0 million on debt extinguishment during the three months ended May 31, 2005 as a result of the payoff of our debt to Equitable and Ableco. We incurred a net loss of $0.8 million on debt extinguishment during the nine months ended May 31, 2005 as we paid off our debt to Equitable, Wells Fargo and Ableco. This compared to a gain on debt extinguishment of $5.3 million in the third quarter of fiscal 2004 as a result of the payoff of our term note with U.S. Bank National Association (“US Bank”). The gain was the recognition of the future interest payments, as previously established in accordance with SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” from the restructuring of our debt with US Bank in November 2001.

As a result of the sale of our branded juice business to Apple & Eve (see Note 3), we recognized a gain of $4.5 million in the nine months ended May 31, 2005. In the three months ended May 31, 2005 we recognized a loss of $0.6 million as a result of a working capital adjustment related to the sale of our branded juice business to Apple & Eve.

Net income for the three months ended May 31, 2005 was $3.4 million, or $0.04 per diluted share, compared to net income of $0.7 million, or $0.01 per diluted share, for the third quarter of fiscal 2004. Net income for the nine months ended May 31, 2005, was $10.8 million, or $0.11 per diluted share, compared to net income of $9.6 million, or $0.10 per diluted share, for the nine months of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.7 million in the first nine months of fiscal 2005 compared to $2.5 million in the same period of fiscal 2004. Receivables, prepaid expenses and other current assets increased $1.5 million in the first nine months of fiscal 2005 compared to a decrease of $3.4 million for the same period in fiscal 2004. This increase was primarily due to the establishment of $3.0 million in escrow funds in connection with the sale of our branded juice business to Apple & Eve and the Ocean Spray Transaction. This increase was partly offset by a reduction in accounts receivable of $1.2 million. This compared to a decrease in receivables during the same period in fiscal 2004 due primarily to lower sales. Inventories decreased $2.0 million in the first nine months of fiscal 2005 compared to an increase of $9.3 million in the first nine months of fiscal 2004. Inventories decreased in fiscal 2005 due to the sale of our deferred crop attributable to the eight marshes sold in connection with the exercise of the Ocean Spray option. Inventories increased in fiscal 2004 due to a larger harvest. Accounts payable and accrued liabilities increased by $0.8 million in the first nine months of fiscal 2005 compared to a decrease of $0.2 million in the first nine months of fiscal 2004. The increase in 2005 was primarily due to the seasonal increases in grower crop payables.

Working capital was $19.3 million at May 31, 2005 compared to $26.6 million at August 31, 2004. Current assets at May 31, 2005 decreased by $11.4 million and current liabilities decreased by $4.2 million. The decrease in current assets was primarily attributable to the sale of our branded juice business to Apple & Eve. The decrease in current liabilities was primarily due to the satisfaction of our debt obligations. Our current ratio increased to 4.2 to 1.0 at May 31, 2005, compared to 3.6 to 1.0 at August 31, 2004.

Net cash provided by investing activities in the first nine months of fiscal 2005 was $51.3 million due in part to the $9.7 million in proceeds received from the sale of our branded juice business to Apple & Eve (see Note 3). Net cash provided by investing activities also included $41.7 million from the sale of our receiving, freezing and concentrate-processing plant and an adjacent office in Wisconsin Rapids to Ocean Spray in September 2004 and the sale of cranberry marshes in May 2005. Net cash provided by investing activities in first nine months of fiscal 2004 was $2.5 million, which primarily resulted from the $4.0 million received from the sale of equipment at our former bottling facility in Jackson, Wisconsin, as well as the sale of our former facilities located in Bridgeton, New Jersey and Eau Claire, Michigan. Purchases of equipment amounted to $146,000 in the first nine months of fiscal 2005 compared to $912,000 in the first nine months of fiscal 2004. Also, in the first nine months of fiscal 2004, we made a loan of $0.8 million to one of our contract growers (see Note 8).

Our net cash used by financing activities was $52.1 million in the first nine months of fiscal 2005 compared to net cash used of $11.8 million in the same period of the prior year. In the first nine months of fiscal 2005, we made principal payments on long-term debt and other obligations of $35.2 million as required under our restructured debt agreements compared to $13.3 million in the same period of fiscal 2004. Also, in the first nine months of fiscal 2005, we had borrowings of $15.0 million under our term loan facility. We used the proceeds from these borrowings to reduce other long-term debt by $5.0 million during the first quarter of fiscal 2005 and, with proceeds from the Ocean Spray Transaction, to pay a special dividend of $0.33 per share (or an aggregate of $31.9 million) on our class A common stock during the second quarter of fiscal 2005. In both fiscal 2005 and fiscal 2004, monthly principal payments were made on other obligations and additional payments were made as required under our restructured and restated debt agreements.

The following schedule sets forth our contractual obligations as of May 31, 2005 (in thousands):

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal debt obligations	$475	$250	$225	$0	$0
Purchase obligations (1)	4,041	4,041	0	0	0
Total	$4,516	$4,291	$225	$0	$0

(1)	Purchase obligations include estimated payments of $2.0 million due to contract growers for cranberries purchased by us during the first quarter for fiscal 2005. Under our crop purchase contracts, which generally last for five years, we pay the growers at a market rate, as defined, for all raw cranberries delivered (plus $3 per barrel in certain circumstances). Purchase obligations also include toll processing fees of $2.0 million due Ocean Spray for processing our cranberries into cranberry concentrate. Our obligations under the crop purchase agreements and the toll processing agreement with Ocean Spray are subject to variability and generally not fixed or subject to reasonable estimation until the fourth quarter of each year.

We used the proceeds from the sale of our marshes during the quarter to (i) pay off our long-term note with Ableco of $12.0 million, (ii) satisfy our revolving line of credit facility with Ableco, and (iii) pay off our long-term note with Equitable of $9.0 million.

We believe we will be able to fund our ongoing operational needs for fiscal 2005 from cash on hand and cash generated from operations. We do not have any significant capital expenditure commitments and continue to review our capital requirements in an effort to match expenditures with revenues.

As of May 31, 2005, we were in compliance with all of our debt arrangements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make certain “forward-looking statements” in this Form 10-Q, such as statements about our future plans, goals and other events which have not yet occurred. We intend that these statements will qualify for the safe harbors from liability provided by the Private Securities Litigation Reform Act of 1995. You can generally identify these forward-looking statements because we use words such as we “believe,” “anticipate,” “expect” or similar words when we make them. Forward-looking statements include, among others, statements about actions by our competitors, sufficiency of our working capital, potential operational improvements and our efforts to improve profitability, sales strategies, anticipated sales of our cranberry concentrates, potential future strategic transactions and the effects of recent transactions. These forward-looking statements involve risks and uncertainties and the actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, without limitation, risks associated with (i) the level of cranberry inventory held by industry participants; (ii) agricultural factors affecting our crop and the crop of other North American growers; (iii) our ability to comply with the terms and conditions of, and to satisfy our responsibilities under, our debt agreements; and (iv) our ability to identify, evaluate and successfully execute any strategic alternatives. You should consider these risks and factors and the impact they may have when you evaluate our forward-looking statements. We make these statements based only on our knowledge and expectations on the date of this Form 10-Q. We disclaim any duty to update these statements or other information in this Form 10-Q based on future events or circumstances. Please read this entire Form 10-Q to better understand our business and the risks associated with our operations. Specifically, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our current financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not enter into any material futures, forwards, swaps, options or other derivative financial instruments for trading or other purposes. Our primary exposure to market risk is related to changes in interest rates and the effects those changes may have on our earnings as a result of our long-term financing arrangements. We manage our exposure to this market risk by monitoring interest rates and possible alternative means of financing. Our earnings may be affected by changes in short-term interest rates under our revolving credit facility and certain term loans, pursuant to which our borrowings bear interest at a variable rate, subject to minimum interest rates payable on certain loans. Based upon the debt outstanding under our revolving credit facility and certain term loans as of May 31, 2005, an increase of 1.0% in market interest rates would increase our annual interest expense by approximately $4,000.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As we previously announced, on September 23, 2004, we entered into various agreements with Ocean Spray. Among those agreements was an option agreement under which Ocean Spray paid to us a non-refundable (but creditable) $5.0 million cash fee in exchange for an option to purchase up to 14 of our 17 cranberry marshes, with the sale and purchase of any marsh to occur upon the terms and conditions of a previously negotiated agricultural asset purchase agreement. Ocean Spray’s option was exercisable, individually or collectively, only during the period beginning on December 1, 2004 and ending on March 22, 2005. The option agreement allowed Ocean Spray to assign its rights to receive title to the cranberry marshes that are subject to such option agreement to its cranberry producing members or any other person selected by Ocean Spray.

On February 28, 2005, we received notice from Ocean Spray that it had assigned to four of its cranberry producing members its rights to receive title to 10 of the 14 cranberry marshes subject to the option agreement. Between March 18 and March 22, 2005, we received executed agricultural asset purchase agreements from those four cranberry producing members of Ocean Spray relating to the purchase of an aggregate of nine marshes. Between March 23 and March 29, 2005, we countersigned those agreements, and those agreements became effective.

Under the Wisconsin Business Corporation Law (“WBCL”), no shareholder approval of the marsh sales was required. However, since the marsh sales constituted a significant corporate action, and since the agricultural asset purchase agreements contemplate potential receipt of shareholder approval in connection with the marsh sales, our board of directors nevertheless decided to seek shareholder approval of the marsh sales by obtaining the written consent of Sun Northland, LLC (“Sun Northland”), which beneficially owns approximately 94.6% of our issued and outstanding common stock. On March 31, 2005, Sun Northland approved the sale of the nine cranberry marshes by written consent action pursuant to the WBCL and our articles of incorporation and bylaws.

ITEM 6. EXHIBITS.

Exhibits filed with this Form 10-Q report are incorporated herein by reference to the Exhibit Index accompanying this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CRANBERRIES, INC.
DATE: July 15, 2005	By: /s/ Nigel J. Cooper
Nigel J. Cooper
Vice President - Finance

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Form of Agricultural Asset Purchase Agreement [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2005.]

31.1	Certification of John Swendrowski, Chairman and Chief Executive Officer of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nigel Cooper, Vice President — Finance of Northland Cranberries, Inc., pursuant to Title 17 of the Code of Federal Regulations, Section 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John Swendrowski, Chairman and Chief Executive Officer, and Nigel J. Cooper, Vice President – Finance, of Northland Cranberries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.